Form 10-Q
period 1999-03-31
PHARMANETICS INC
filed 1999-05-13
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              Exchange Act of 1934. For the transition period from
                            _________ to ___________.

                             Commission File Number
                                     0-25133

                               PHARMANETICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         North Carolina                                  56-2098302
 (State or other jurisdiction of            (IRS Employer Identification Number)
  Incorporation or organization)

          5301 Departure Drive
        Raleigh, North Carolina                             27616
(Address of Principal Executive Office)                  (Zip Code)

         Registrant's Telephone Number, Including Area Code 919-954-9871

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of May 4, 1999
Common Stock, par value $.001                           7,454,521

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.        FINANCIAL INFORMATION

               Item 1. Financial Statements

               Consolidated Balance Sheets as of  March 31, 1999
               (unaudited) and December 31, 1998                               3

               Consolidated Statements of Operations  for
               the Three Months ended March 31, 1999 and 1998
               (unaudited)                                                     4

               Consolidated Statements of Cash Flows for the Three Months
               ended March 31, 1999 and 1998 (unaudited)                       5

               Notes to Unaudited Consolidated Financial Statements            6

               Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8

PART II.       OTHER INFORMATION

               Item 6. Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                                    11

INDEX TO EXHIBITS                                                             12

                               PHARMANETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             MARCH 31,   DECEMBER 31,
                                                                               1999          1998
                                                                               ----          ----
                                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $4,407      $3,998
     Short term investments, held-to-maturity                                   2,242       3,703
     Accounts receivable                                                        1,996       2,069
     Inventories                                                                2,322       2,397
     Other current assets                                                         305         299
                                                                              -------     -------
          Total current assets                                                 11,272      12,466

Property and equipment, net                                                     4,417       4,543
Intangible assets, net                                                          1,504       1,547
Other assets, net                                                                 274         137
                                                                              -------     -------
         Total assets                                                         $17,467     $18,693
                                                                              =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $   449     $   429
     Accrued expenses                                                             123         169
     Current portion of long term debt and capital lease obligations              700         725
                                                                              -------     -------
          Total current liabilities                                             1,272       1,323

Long term debt and capital lease obligations, less current portion              1,479       1,626
                                                                              -------     -------
          Total liabilities                                                     2,751       2,949
                                                                              -------     -------
Shareholders' equity:
    Preferred stock, $.001 par value; authorized 1,000,000 shares- no shares issued or outstanding at March 31, 1999 and December 31, 1998

     Common stock, $.001 par value; authorized 10,000,000 shares;
     7,454,521 and 7,452,781 issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                             7           7
Additional paid-in capital                                                     40,011      40,010
Accumulated deficit                                                           (25,294)    (24,262)
Unearned compensation                                                              (8)        (11)
                                                                              -------     -------
         Total shareholders' equity                                            14,716      15,744
                                                                              -------     -------
         Total liabilities and shareholders' equity                           $17,467     $18,693
                                                                              =======     =======
Commitments and contingencies

The accompanying notes are an integral part of the consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (In thousands, except share data)

                                                    THREE MONTHS ENDED
                                                MARCH 31,       MARCH 31,
                                                  1999            1998
                                                  ----            ----

Net sales                                     $     2,174    $     2,404
Cost of goods sold                                  1,556          1,645
                                                ---------      ---------
Gross profit                                          618            759
                                                ---------      ---------
Operating expenses:
  General and administrative                          739            764
  Sales and marketing                                 205            228
  Research and development                            691            631
                                                ---------      ---------
    Total operating expenses                        1,635          1,623
                                                ---------      ---------
Operating loss                                     (1,017)          (864)
                                                ---------      ---------
Other income(expense):
  Interest expense                                    (88)           (76)
  Interest income                                      80             65
  Grant/royalty income                                  7              7
  Development income                                   --            375
                                                ---------      ---------
    Total other income (expense)                       (1)           371
                                                ---------      ---------

Net loss before taxes                              (1,018)          (493)

Provision for income taxes                            (14)           (26)
                                                ---------      ---------
Net and comprehensive loss                       ($ 1,032)      ($   519)
                                                =========      =========
Basic and diluted net loss per common share      ($  0.14)      ($  0.08)
                                                =========      =========
Average weighted shares outstanding             7,453,580      6,764,245
                                                =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                      Three Months Ended
                                                                     March 31,  March 31,
                                                                       1999       1998
                                                                       ----       ----
Cash flows from operating activities:
   Net loss                                                          ($1,032)   ($  519)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                        218        218
     Amortization of intangible and other assets                          82         65
     Amortization of discount on investments                             (39)        --
     Provision for inventory obsolescence                                 20
     Change in assets and liabilities:
       Accounts receivable                                                73          7
       Inventories                                                        55        103
       Other assets                                                     (161)      (140)
       Accounts payable and accrued expenses                             (26)      (960)
                                                                     -------    -------
             Net cash used in operating activities                      (810)    (1,226)
                                                                     -------    -------
Cash flows from investing activities:
     Payments for purchase of property and equipment                     (52)      (290)
     Costs incurred to obtain patents and intangibles                    (19)        (2)
     Proceeds from maturities of investments                           1,500         --
                                                                     -------    -------
            Net cash (used in) provided by investing activities        1,429       (292)
                                                                     -------    -------
Cash flows from financing activities:
     Principal payments on long-term debt and capital lease
         obligations                                                    (211)       (94)
     Net proceeds from issuance of stock                                   1         69
                                                                     -------    -------
           Net cash used in financing activities                        (210)       (25)
                                                                     -------    -------
          Net increase (decrease) in cash and cash equivalents       $   409    $(1,543)
Cash and cash equivalents at beginning of period                       3,998      5,885
                                                                     -------    -------
Cash and cash equivalents at end of period                           $ 4,407    $ 4,342
                                                                     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                               PHARMANETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Organization and Basis of Presentation

PharmaNetics, Inc. (the "Company") is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. ("CVDI"). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround, point-of-care diagnostic tests to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary, dry chemistry diagnostic test system, known as the Thrombolytic Assessment System ("TAS"), to provide rapid and accurate evaluation of hemostasis at the point of patient care. CVDI's wholly-owned subsidiary, Coeur Laboratories ("Coeur"), manufactures and sells disposable power injection syringes. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Income Taxes

The Company has no federal income tax provision or benefit, as the Company has not realized net income for the quarter ended March 31, 1999 and has net operating loss carryforwards to offset any net income when realized. Income tax expense recognized represents Coeur's state income tax expense.

Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4.  Inventory

Inventories consisted of the following:

                                   March 31, 1999         December 31, 1998
                                   --------------         -----------------

         Raw materials               $1,815,000               $1,860,000
         Finished goods                 507,000                  537,000
                                     ----------               ----------
                                     $2,322,000               $2,397,000
                                     ==========               ==========


Note 5.  Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's quarters ended March 31, 1999 and 1998, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

Note 6.  Segment Information

The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires the Company to report selected information about operating segments beginning as of December 31, 1998. The Company is organized and manages its business primarily on the basis of its operating divisions, CVDI and Coeur. Each of these segments earns revenue, incurs expenses and has discrete financial information available to it. Segment expenses include allocations of certain expenses to each segment. Management evaluates the performance of its segments based on net income (loss).

The table below presents information concerning revenues, net income (loss) and segment assets:

                                   Three Months Ended March 31, 1999
                               ------------------------------------------
                               CVDI              Coeur       Consolidated
                               ----              -----       ------------
        Revenues           $  1,011,000      $ 1,163,000     $  2,174,000
        Net income (loss)  $ (1,207,000)     $   175,000     $ (1,032,000)
        Total assets       $ 13,026,000      $ 4,441,000     $ 17,467,000

                                   Three Months Ended March 31, 1998
                               ------------------------------------------
                               CVDI              Coeur       Consolidated
                               ----              -----       ------------
        Revenues           $  1,081,000      $ 1,323,000     $  2,404,000
        Net income (loss)  $   (767,000)     $   248,000     $   (519,000)
        Total assets       $ 12,093,000      $ 4,089,000     $ 16,182,000


Note 7.  Distribution Agreement

In August 1998, the Company signed a five-year distribution agreement with Chiron Diagnostics ("Chiron"), now a part of Bayer Diagnostics ("Bayer"). Bayer will distribute the Company's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries, subject to minimum annual sales. At the time the distribution agreement was signed, the Company received an equity investment of $6 million from Chiron.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The Company's actual results might differ materially from those projected in the forward-looking statements due to any number of factors, including those set forth below under "--Factors That May Affect Future Results". Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in the Company's other SEC filings, copies of which are available upon request from the Company.

The following discussion should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include PharmaNetics, Inc., its subsidiary Cardiovascular Diagnostics, Inc. ("CVDI") and CVDI's subsidiary, Coeur Laboratories, Inc.("Coeur").

CVDI develops, markets and manufactures a Thrombolytic Assessment System ("TAS"), consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. Coeur manufactures and sells a line of disposable syringes used in angiography injectors.

CVDI began marketing TAS products in May 1995 through a direct sales force. In October 1996, given the consolidation in the hospital industry, the marketing focus was shifted to begin targeting major corporate accounts and integrated health networks ("IHNs") and soon after, CVDI signed development and distribution agreements with Dade International, Inc. ("Dade") and Avecor Cardiovascular to distribute its products. In August 1998, CVDI signed a global distribution agreement with Chiron Diagnostics, which is now a part of the diagnostics division of the Bayer Corporation, to distribute CVDI's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries. At that time, the Company received an equity investment of $6 million from Chiron. This distribution agreement has or will replace the distribution agreements which existed prior to such date. In connection with CVDI's termination of the distribution agreement with Dade, the Company agreed to continue to supply test cards to Dade's existing customers for three years.

Given the consolidating hospital market and pricing pressures, the Company's strategy has evolved towards becoming more focused on the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. The Company believes that rapid diagnostic capabilities improve patient care and turnover, and that there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company also believes that these trends should allow the Company to obtain higher pricing for these specialty tests. As a result, during 1997 and 1998 the Company exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing collaboration agreements with Knoll AG, Eli Lilly and Company and Astra AB to monitor the effects of certain new drugs that are in clinical trials. The Company believes that these and other collaborations for specialty tests will also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS MARCH 31, 1998

Net sales for the quarter ended March 31, 1999 were $2,174,000 compared to $2,404,000 in the same period in 1998. Net sales were comprised of $1,011,000 of TAS product sales and $1,163,000 of syringe product sales. Revenues from TAS product sales decreased approximately $70,000 compared to the quarter ended March 31, 1998. The 1998 quarter included a large shipment of TAS analyzers to Knoll AG in connection with their clinical trials. Coeur product sales for the 1999 quarter of $1,163,000 was a decrease of approximately $159,000 compared to the three months ended March 31, 1998. Sales were higher in 1998 due to a major customer securing a new contract with a large purchasing group which led to some large initial orders for Coeur products.

Cost of goods sold of $1,556,000 represented a decrease of $89,000 from the comparable period in 1998. The resulting 28% gross profit percentage for the first quarter of 1999 was lower than the 32% gross profit percentage for the corresponding period in 1998. This decrease was mainly due to the decreased volumes of syringes and a decrease in the average sale price of TAS analyzers sold in 1999 compared to the first quarter of 1998.

Total operating expenses for the quarter ended March 31, 1999 were $1,635,000, a 1% increase from the first quarter of 1998. General and administrative and sales and marketing expenses decreased slightly and research and development expenses increased 9% compared to the quarter ended March 31, 1998, principally due to increased personnel and increased research trial expenses related to development of specialty tests.

Other income (expense) for the quarter ended March 31, 1999, which is composed of interest income, interest expense, royalty income and development income, was a net expense of $1,000 compared to a net income of $371,000 in the quarter ended March 31, 1998. The decrease was principally the result of development income of $375,000 recognized in the quarter ended March 31, 1998 when milestones related to collaborative agreements were achieved.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents and short-term investments of $6.7 million and working capital of $10 million, as compared to $7.7 million and $11.1 million, respectively, at December 31, 1998. During the quarter ended March 31, 1999, the Company used cash in operating activities of $810,000. The use of cash was primarily due to funding the net operating loss of the Company. Net cash provided by investing activities during the quarter was $1.4 million resulting mainly from the maturity of short-term investments. Net cash used in financing activities was due to paydown of the Company's long-term debt.

The Company expects to incur additional operating losses during the remainder of 1999 and 2000. The Company's working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from the Company's distributors, primarily Bayer Diagnostics. In addition, the Company expects to incur costs associated with clinical trials for development of new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer Diagnostics, will be adequate to satisfy its planned capital requirements through 1999. To enhance liquidity, the Company plans to consider external sources of financing as needed. In addition to other debt financings such as a working capital line of credit, the Company also plans to consider equity financings such as a private placement, a follow-on public offering of common stock or additional equity infusions from collaborative partners.

YEAR 2000

Computers, software and microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue". The Company is addressing the issue in several ways. First, the Company has established a team to monitor product compliance and believes that all Company products are Year 2000 compliant. Secondly, the Company is in the process of seeking Year 2000 compliance certification from its major suppliers and vendors related to their products and internal business applications. Finally, the Company has established a team to coordinate Year 2000 compliance related to internal systems.

 Many of the Company's systems use vendor-provided software and Year 2000 compliance is expected to be achieved through vendor-provided upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. Currently, the Company has completed its assessment and testing of Year 2000 compliance with respect to all of its own products, 74% of its own internal systems and approximately 71% of its vendor-provided systems and applications. The Company anticipates all of its systems will have been assessed, tested and updated through vendor provider upgrades or through completion of internal testing prior to June 30, 1999. The Company believes that the cost of its Year 2000 compliance program, which solely relates to internal personnel time, has been approximately $30,000 through March 31, 1999 and will be approximately $50,000 in total. The Company does not believe that its business will be materially adversely affected by the Year 2000 issue. However, the Company continues to bear risk related to the Year 2000 and could be materially adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required. In a worst case scenario, the Company could be forced to spend significant resources and funds to find alternative providers of systems and applications used by the Company. If completion of the Company's assessment of vendor-provided systems reveals Year 2000 non-compliance, the Company's contingency plan is to insist upon vendor compliance a reasonable time in advance of Year 2000 and to pursue arrangements with other vendors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect the Company's future operating results and stock price, including: risks associated with development of new tests, particularly specialty tests that rely on development, regulatory approval, commercialization and market acceptance of collaborators' new drugs; market acceptance of TAS; the Company's continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's common stock. Securities of issuers having relatively limited capitalization or securities recently issued in an initial public offering are particularly susceptible to volatility based on short-term trading strategies of certain investors.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits 27.1 Financial Data Schedule
        (b) No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHARMANETICS, INC.

Date: May 13, 1999                  By: /s/ Paul Storey
                                   -------------------
                                   Paul Storey
                                   Treasurer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibit              Description
  -------              -----------

   27.1         Financial Data Schedule