Form 10-Q
period 1999-06-30
PHARMANETICS INC
filed 1999-08-13
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding as of  August 4, 1999
Common Stock, par value $.001                         7,476,648

                               PHARMANETICS, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 1999
             (unaudited) and December 31, 1998                                 3

             Consolidated Statements of Operations for the Three Months and
             Six Months ended June 30, 1999 and 1998 (unaudited)               4

             Consolidated Statements of Cash Flows for the Six Months ended
             June 30, 1999 and 1998 (unaudited)                                5

             Notes to Unaudited Consolidated Financial Statements              6

             Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

PART II.     OTHER INFORMATION

             Item 4.  Submission of Matters to a Vote of Security Holders     11

             Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                    12

INDEX TO EXHIBITS                                                             13

                               PHARMANETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             JUNE 30,    DECEMBER 31,
                                                                               1999          1998
                                                                              -------       -------
                                                                            (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                                $6,573        $3,998
      Short term investments, held-to-maturity                                    738         3,703
      Accounts receivable, net                                                  1,773         2,069
      Inventories                                                               1,605         2,397
      Other current assets                                                        279           299
                                                                              -------       -------
            Total current assets                                               10,968        12,466

Property and equipment, net                                                     3,369         4,543
Intangible assets, net                                                            595         1,547
Other assets, net                                                                 263           137
                                                                              -------       -------
           Total assets                                                       $15,195       $18,693
                                                                              =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                           $437       $   429
      Accrued expenses                                                            306           169
      Current portion of long term debt and capital lease obligations             728           725
                                                                              -------       -------
            Total current liabilities                                           1,471         1,323

Long term debt and capital lease obligations, less current portion              1,284         1,626
                                                                              -------       -------
            Total liabilities                                                   2,755         2,949
                                                                              -------       -------
Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.001 par value; authorized 1,000,000 shares--no shares issued or outstanding at June 30, 1999 and December 31, 1998

    Common stock, $.001 par value; authorized 10,000,000 shares;
      7,476,648 and 7,452,781 issued and outstanding at
      June 30, 1999 and December 31, 1998, respectively                             7             7
Additional paid-in capital                                                     40,070        40,010
Accumulated deficit                                                           (27,632)      (24,262)
Unearned compensation                                                              (5)          (11)
                                                                              -------       -------

           Total shareholders' equity                                          12,440        15,744
                                                                              -------       -------

           Total liabilities and shareholders' equity                         $15,195       $18,693
                                                                              =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED

                                                      JUNE 30          JUNE 30        JUNE 30        JUNE 30
                                                        1999             1998          1999            1998
                                                    ---------       ---------      ---------       ---------
Net sales                                              $1,126           $ 952         $2,136          $2,033
Cost of goods sold                                        900             677          1,593           1,407
                                                    ---------       ---------      ---------       ---------
Gross profit                                              226             275            543             626
                                                    ---------       ---------      ---------       ---------
Operating expenses:
   General and administrative                             717             754          1,357           1,426
   Sales and marketing                                    169             166            364             385
   Research and development                               668             600          1,344           1,188
                                                    ---------       ---------      ---------       ---------
          Total operating expenses                      1,554           1,520          3,065           2,999
                                                    ---------       ---------      ---------       ---------
Operating loss                                         (1,328)         (1,245)        (2,522)         (2,373)
                                                    ---------       ---------      ---------       ---------
Other income (expense)
   Interest expense                                       (81)           (104)          (169)           (180)
   Interest income                                         52              33            119              88
   Grant/royalty income                                     2              45             10              52
   Development income                                       -               -              -             375
                                                    ---------       ---------      ---------       ---------
            Total other income (expenses)                 (27)            (26)           (40)            335
                                                    ---------       ---------      ---------       ---------
Net and comprehensive loss from continuing
   operations                                          (1,355)         (1,271)        (2,562)         (2,038)

Discontinued operations:
    Income (loss) from operations of Coeur
      Laboratories, Inc. (net of income taxes)           (157)            266             18             514
    Loss on disposal of Coeur Laboratories, Inc.
     (less income taxes of  $14)                         (826)              -           (826)              -
                                                    ---------       ---------      ---------       ---------
Net and comprehensive loss                            ($2,338)        ($1,005)       ($3,370)        ($1,524)
                                                    =========       =========      =========       =========
Basic and diluted net loss per common share:
  From continuing operations                           ($0.18)         ($0.19)        ($0.34)         ($0.30)
                                                    =========       =========      =========       =========
  From discontinued operations                         ($0.13)          $0.04         ($0.11)          $0.07
                                                    =========       =========      =========       =========
Basic and diluted net loss per common share            ($0.31)         ($0.15)        ($0.45)         ($0.23)
                                                    =========       =========      =========       =========
Average weighted shares outstanding                 7,467,338       6,800,332      7,460,506       6,782,388
                                                    =========       =========      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                  SIX MONTHS ENDED
                                                                 June 30    June 30
                                                                   1999       1998
                                                                 ------      ------
Cash flows from operating activities:
    Net loss                                                    ($3,370)    ($1,524)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Stock based compensation: general and administrative        51          76
         Gain on sale of assets                                    (161)          -
         Depreciation                                               452         442
         Amortization of intangible and other assets                155         146
         Write off of goodwill                                      809           -
         Amortization of discount on investment                     (35)          -
         Provision for inventory obsolescence                        50           -
    Change in assets and liabilities:
       Accounts receivable                                          257         164
       Inventories                                                   31         394
       Other assets                                                (175)       (170)
       Accounts payable and accrued expenses                        394      (1,052)
                                                                 ------      ------
                   Net cash used in operating activities         (1,542)     (1,524)
                                                                 ------      ------

Cash flows from investing activities:
     Payments for purchase of property and equipment               (132)       (366)
     Costs incurred to obtain patents and intangibles               (42)        (29)
     Proceeds from maturities of investments                      3,750           -
     Purchases of investments                                      (750)          -
     Proceeds from sale of segment                                1,661           -
                                                                 ------      ------
           Net cash (used in) provided by investing activities    4,487        (395)
                                                                 ------      ------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease
        obligations                                                (379)       (236)
     Net proceeds from issuance of stock                              9          70
                                                                 ------      ------
           Net cash used in financing activities                   (370)       (166)
                                                                 ------      ------
           Net increase (decrease) in cash and cash equivalents   2,575      (2,085)
Cash and cash equivalents at beginning of period                  3,998       5,885
                                                                 ------      ------
Cash and cash equivalents at end of period                       $6,573      $3,800
                                                                 ======      ======

                               PHARMANETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Organization and Basis of Presentation

PharmaNetics, Inc. (the "Company") is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. ("CVDI"). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround, point-of-care diagnostic tests to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary, dry chemistry diagnostic test system, known as the Thrombolytic Assessment System ("TAS"), to provide rapid and accurate evaluation of hemostasis at the point of patient care. Until June 15, 1999 Coeur Laboratories ("Coeur"), which manufactures and sells disposable power injection syringes, was a wholly-owned subsidiary of CVDI. On that date, substantially all of the operating assets and liabilities were sold to Coeur Acquisition L.L.C., a private investment firm backed by Bison Investments of Tampa, Florida.. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Coeur through June 15, 1999. All intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Income Taxes

The Company has no federal income tax provision or benefit, as the Company has not realized net income for the quarter ended June 30, 1999 and has net operating loss carryforwards to offset any net income when realized.
Income tax expense recognized represents Coeur's state income tax expense.

Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4.  Inventory

Inventories consisted of the following:

                                  June 30, 1999  December 31, 1998
                                  -------------  -----------------

           Raw materials            $1,377,000      $1,860,000
           Finished goods              228,000         537,000
                                    ----------      ----------
                                    $1,605,000      $2,397,000

Note 5.  Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's three and six month periods ended June 30, 1999 and 1998, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

Note 6. Distribution Agreement

In August 1998, the Company signed a five-year distribution agreement with Chiron Diagonstics ("Chiron"), now a part of Bayer Diagnostics ("Bayer"). Bayer will distribute the Company's PT, aPTT, HMT, and LHMT test carts in North American and certain South American, European and Asian countries, subject to minimum annual sales. At the time the distribution agreement was signed, the Company received an equity investment of $6 million from Chiron.

Note 7.  Discontinued Operations.

On June 15, 1999 the Company sold substantially all of the operating assets and liabilities of Coeur to Coeur Acquisition L.L.C, a private investment firm backed by Bison Investments of Tampa, Florida. The Company retained Coeur's cash, receivables and certain other assets. The loss on disposal of the segment was approximately $826,000, primarily due to the write-off of goodwill related to Coeur. State income taxes applicable to the results of the discontinued operations was approximately $17,000 and $53,000 for the six months ended June 30, 1999 and 1998, respectively and approximately $3,000 and $26,000 for the three months ended June 30, 1999, and 1998, respectively. Revenues applicable to the discontinued operations were approximately $1,801,000 and $2,563,000 for the six months ended June 30, 1999 and 1998, respectively and approximately $637,000 and $ 1,240,000 for the three months ended June 30, 1999 and 1998, respectively.

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

The following discussion should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include PharmaNetics, Inc., its subsidiary Cardiovascular Diagnostics, Inc. ("CVDI") and Coeur Laboratories, Inc.("Coeur"), a wholly-owned subsidiary of CVDI until June 15, 1999.

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

Given the consolidating hospital market and pricing pressures, the Company's strategy has evolved towards becoming more focused on the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. The Company believes that rapid diagnostic capabilities improve patient care and turnover, and that there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company also believes that these trends should allow the Company to obtain higher pricing for these specialty tests. As a result, the Company has exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing collaboration agreements with Knoll AG and Astra AB to monitor the effects of certain new drugs that are in clinical trials. The Company believes that these and other collaborations for specialty tests will also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VS JUNE 30, 1998

Net sales for the quarter ended June 30, 1999 were $1,126,000 compared to $952,000 in the same period in 1998. The increase was mainly due to increased sales of analyzers attributable to new placements by the Company's global distributor Bayer Diagnostics.

Cost of goods sold for the quarter ended June 30, 1999 was $900,000 compared to $677,000 in the comparable period in 1998. The resulting gross profit percentage for the 1999 period was lower than the gross profit percentage for the corresponding period in 1998, mainly due to lower average sale prices of test cards and an increase in inventory reserves.

Total operating expenses for the quarter ended June 30, 1999 were $1,554,000, a 2% increase from the second quarter of 1998. General and administrative expenses decreased slightly but were offset by higher research and development expenses due to increased personnel costs and increased research trial expenses related to development of specialty tests.

Other income (expense) for the quarter ended June 30, 1999, which is composed of interest income, interest expense, royalty income and development income, was a net expense of $27,000 compared to a net expense of $26,000 in the quarter ended June 30, 1998. Grant/royalty income for the 1999 second quarter decreased due to the ending of an NIH grant in mid-1998.

SIX MONTHS ENDED JUNE 30, 1999 VS JUNE 30, 1998

Net sales for the six months ended June 30, 1999 were $2,136,000, an increase of 5% compared to the same period in 1998. The increase was due to increases in the number of cards sold in 1999 compared to 1998 resulting in increased revenue of approximately $575,000, offset by decreased income from TAS sales of approximately $480,000. TAS revenue in the 1998 six months included the sale of $675,000 of analyzers to Knoll AG in conjunction with their PEG-Hirudin clinical studies.

Cost of goods sold for the six months ended June 30, 1999 was $1,593,000 compared to $1,407,000 for the same period in 1998. The gross profit percentage decreased compared to the prior year due to lower average sale prices for cards and analyzers in the six months of 1999 compared to 1998.

Total operating expenses of $3,065,000 for the six months ended June 30, 1999 represent an increase of 3% compared to the same period in 1998. Decreases in general and administrative expenses and sales and marketing expenses were more than offset by increased research and development expenses due to higher personnel expenses.

Other income (expense) for the six months ended June 30, 1999 decreased $375,000 due to development income recorded by the Company in the six months ended June 30, 1998 related to the achievement of milestones in connection with collaborations with Knoll AG and Dade International.

DISCONTINUED OPERATIONS

On June 15, 1999, the Company sold substantially all of the operating assets and liabilities of its Coeur Laboratories, Inc. subsidiary. The loss on disposal of the segment was approximately $826,000, primarily due to the write-off of goodwill related to Coeur. The income from operations for the six month period ended June 30, 1999 of this discontinued segment decreased approximately $496,000 compared to the same period in 1998 due to lower sales volume combined with higher production costs. The higher production costs resulted chiefly from operating inefficiencies, such as rework of products, due to issues with several suppliers during the period. Operating expenses of the discontinued segment for the six months ended June 30, 1999 were essentially unchanged from the same period in 1998

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents and short-term investments of $7.3 million and working capital of $9.5 million, as compared to $7.7 million and $11.1 million, respectively, at December 31, 1998. During the six months ended June 30, 1999, the Company used cash in operating activities of $1.5 million. The use of cash was primarily due to funding the net operating loss of the Company. Net cash provided by investing activities during the six months ended June 30, 1999 was $4.5 million, resulting mainly from the maturity of short-term investments and the proceeds from the sale of the Coeur subsidiary. Net cash used in financing activities was due to paydown of the Company's long-term debt.

The Company expects to incur additional operating losses during the remainder of 1999 and 2000. The Company's working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from the Company's distributors, primarily Bayer Diagnostics. In addition, the Company expects to incur costs associated with clinical trials for development of new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. Management believes that its existing capital resources and cash flows from operations, including projected cash flows from its distribution agreement with Bayer Diagnostics, will be adequate to satisfy its planned capital requirements through 1999. To enhance liquidity, the Company plans to consider external sources of financing as needed, including equity financings such as private placement, a follow-on public offering of common stock or additional equity infusions from collaborative partners.

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

 Many of the Company's systems use vendor-provided software and Year 2000 compliance is expected to be achieved through vendor-provided upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. Currently, the Company has completed its assessment and testing of Year 2000 compliance with respect to all of its own products, 97% of its own internal systems and approximately 79% of its vendor-provided systems and applications. The Company anticipates all of its systems will have been assessed, tested and updated through vendor provider upgrades or through completion of internal testing prior to September 30, 1999. The Company believes that the cost of its Year 2000 compliance program, which solely relates to internal personnel time, has been approximately $40,000 through June 30, 1999 and will be approximately $50,000 in total. The Company does not believe that its business will be materially adversely affected by the Year 2000 issue. However, the Company continues to bear risk related to the Year 2000 and could be materially adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required. In a worst case scenario, the Company could be forced to spend significant resources and funds to find alternative providers of systems and applications used by the Company. If completion of the Company's assessment of vendor-provided systems reveals Year 2000 non-compliance, the Company's contingency plan is to insist upon vendor compliance a reasonable time in advance of Year 2000 and to pursue arrangements with other vendors.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of  Security Holders

The Annual Meting of Shareholders of the Company was held on May 6, 1999. The following is a description of the matters voted upon at the meeting and the numbers of affirmative votes and negative votes cast with respect to each matter.

(a) The following persons were elected to the Company's Board of Directors. The votes for, against (withheld) and abstentions were as follows:

       Nominee               Votes For    Votes Withheld   Votes Abstained
       -------               ---------    --------------   ---------------

       John P. Funkhouser    6,236,043            0             387,951
       William A. Hawkins    6,237,266            0             386,728
       John K. Pirotte       6,237,266            0             386,728
       Stephen R. Puckett    6,237,266            0             386,728
       Philip R. Tracy       6,237,266            0             386,728

  (b) The shareholders ratified the appointment of PricewaterhouseCoopers as the independent auditors of the Company for the year ending December 31, 1999 with 6,609,588 shares for, 7,043 shares voting against and 7,363 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits 27.1

         Financial Data Schedule

(b)      Report on Form 8-K

         The Company filed a report on Form 8-K on June 28, 1999 disclosing the terms of a definitive asset purchase agreement relating to the Company's divestiture of substantially all of the operating assets and liabilities of its Coeur Laboratories, Inc. subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHARMANETICS, INC.

Date: August 13, 1999                           By: /s/ Paul Storey
                                               -------------------
                                                  Paul Storey
                                                   Treasurer
                                (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit                  Description
-------                  -----------

    27.1           Financial Data Schedule