Form 10-Q
period 1999-09-30
PHARMANETICS INC
filed 1999-11-12
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
              Exchange Act of 1934. For the transition period from
                            _________ to ___________.

                             Commission File Number
                                     0-25133

                               PHARMANETICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          North Carolina                               56-2098302
    (State or other jurisdiction of         (IRS Employer Identification Number
    Incorporation or organization)

       5301 Departure Drive
       Raleigh, North Carolina                       27616
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                  Outstanding as of November 4, 1999
Common Stock, par value $.001                           7,478,648

                               PHARMANETICS, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.      FINANCIAL INFORMATION                                          ----

             Item 1. Financial Statements

             Consolidated Balance Sheets as of September 30, 1999
             (unaudited) and December 31, 1998                                3


             Consolidated Statements of Operations for the Three Months
             and Nine Months ended September 30, 1999 and 1998
             (unaudited)                                                      4


             Consolidated Statements of Cash Flows for the Nine Months
             ended September 30, 1999 and 1998 (unaudited)                    5


             Notes to Unaudited Consolidated Financial Statements             6


             Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8


PART II.     OTHER INFORMATION

             Item 6.       Index to Exhibits                                 11

SIGNATURES                                                                   12

EXHIBIT                                                                      13

                               PHARMANETICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   SEPTEMBER 30,                    DECEMBER 31,
                                                       1999                             1998
                                                      -----                             ----
                                                    (UNAUDITED)
ASSETS
Current assets:
        Cash and cash equivalents                      $3,589                          $3,998
        Investments, held-to-maturity                   3,243                           3,703
        Accounts receivable, net                          751                           2,069
        Inventories                                     1,486                           2,397
        Oher current assets                               225                             299
                                                      -------                          ------
               Total current assets                     9,294                          12,466

Property and equipment, net                             3,210                           4,543
Patents and intellectual property, net                    595                           1,547
Other assets, net                                         247                             137
                                                      -------                          ------

              Total assets                            $13,346                         $18,693
                                                     ========                         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                 $172                            $429
        Accrued expenses                                  283                             169
        Current portion of long-term debt
        and capital lease obligations                     765                             725
                                                        -----                           -----
           Total current liabilities                    1,220                           1,323

Long-term debt and capital lease obligations,
less current portion                                    1,073                           1,626
                                                      -------                          ------
               Total liabilities                        2,293                           2,949
                                                      -------                          ------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.001 par value; authorized
         1,000,000 shares--no shares issued or
         outstanding at September 30, 1999 or
         December 31, 1998                                  -                               -

     Common stock, $.001 par value; authorized
        10,000,000 shares; 7,478,648 and 7,452,781
        issued and outstanding at September 30, 1999
        and December 31, 1998, respectively                 7                               7
Additional paid-in capital                             40,080                          40,010
Accumulated deficit                                   (29,031)                        (24,262)
Unearned compensation                                      (3)                            (11)
                                                      -------                          ------
              Total shareholders' equity               11,053                          15,744
                                                      -------                          ------
              Total liabilities and
                shareholders' equity                  $13,346                         $18,693
                                                      =======                         =======

The accompanying notes are an integral part of the consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED

                                                       SEPTEMBER  30     SEPTEMBER  30    SEPTEMBER 30   SEPTEMBER 30
                                                          1999              1998             1999           1998
                                                          ----              ----             ----           ----

Net sales                                           $      745         $   1,223      $     2,882       $  3,256
Cost of goods sold                                         764               737            2,358          2,144
                                                           ----             ----            -----          -----
Gross profit                                               (19)              486              524          1,112
                                                           ----             ----            -----          -----
Operating expenses:
    General and administrative                             635               691            1,992          2,118
    Sales and marketing                                    181               157              545            542
    Research and development                               664               682            2,008          1,870
                                                         ------             ----            -----          -----
            Total operating expenses                     1,480             1,530            4,545          4,530
                                                         ------            -----            -----          -----
Operating loss                                          (1,499)           (1,044)          (4,021)        (3,418)
                                                        --------         -------           ------         ------
Other income (expense)
    Interest expense                                       (75)              (99)            (244)          (279)
    Interest income                                         75                54              191            143
    Grant/royalty income                                     -               101               13            153
    Development income                                     100                 -              100            375
                                                         -----              ----             ----           ----

            Total other income (expense)                   100                56               60            392
                                                         -----              ----             ----           ----
Net and comprehensive loss from continuing
    operations                                          (1,399)             (988)          (3,961)        (3,026)

Discontinued operations:
     Income from operations of Coeur
       Laboratories, Inc. (net of income taxes)              -                43               18            557
     Loss on disposal of Coeur Laboratories, Inc.
      (including  income taxes of $14)                       -                 -             (826)             -
                                                         -----              ----             ----           ----
Net and comprehensive loss                             ($1,399)            ($945)         ($4,769)       ($2,469)
                                                       ========            ======         ========       ========
Basic and diluted net loss per common share:
   From continuing operations                           ($0.19)           ($0.14)          ($0.53)        ($0.44)
                                                       ========           =======         ========       ========

   From discontinued operations                        $     -             $0.01           ($0.11)         $0.08
                                                       ========           =======         ========       ========

Basic and diluted net loss per common share             ($0.19)           ($0.13)          ($0.64)        ($0.36)
                                                       ========           =======         ========       ========

Average weighted shares outstanding                  7,477,452         7,010,706        7,466,217      6,859,330
                                                     ==========        ==========       ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                        4

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                               NINE MONTHS ENDED

                                                                           September 30      September 30
                                                                              1999               1998
                                                                              ----              -----


Cash flows from operating activities:
      Net loss                                                             ($4,769)            ($2,469)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
              Stock-based compensation: general and administrative              51                  76
              Gain on sale of assets                                          (161)                  -
              Depreciation                                                     669                 667
              Amortization of intangible and other assets                      191                 218
              Write-off of goodwill                                            809                   -
              Amortization of discount on investment                           (40)                 (9)
              Provision for inventory obsolescence                              50                 100
      Change in assets and liabilities:
           Accounts receivable                                               1,278                (138)
           Inventories                                                         150                 483
           Other assets                                                       (122)               ( 99)
           Accounts payable and accrued expenses                               106                (714)
                                                                              ----                ---
                           Net cash used in operating activities            (1,788)             (1,885)
                                                                            ------              ------
Cash flows from investing activities:
        Payments for purchase of property and equipment                       (190)               (433)
        Costs incurred to obtain patents and intangibles                       (58)               (214)
        Proceeds from maturities of investments                              3,750                   -
        Purchases of investments                                            (3,250)             (2,429)
        Proceeds from sale of segment                                        1,661                   -
                                                                           -------              ------
               Net cash provided by (used in) investing activities           1,913              (3,076)
                                                                           -------              ------
Cash flows from financing activities:
        Principal payments on long-term debt and capital lease
            obligations                                                       (553)               (385)
        Net proceeds from issuance of stock                                     19               6,094
                                                                           -------              ------

               Net cash provided by (used in) financing activities            (534)              5,709
                                                                           -------               -----
               Net increase (decrease) in cash and cash equivalents           (409)                748
Cash and cash equivalents at beginning of period                             3,998               5,885
                                                                           -------               -----


Cash and cash equivalents at end of period                                  $3,589              $6,633
                                                                            ======              ======

                               PHARMANETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Organization and Basis of Presentation

PharmaNetics, Inc. (the "Company") is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. ("CVDI"). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround, point-of-care diagnostic tests to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary, dry chemistry diagnostic test system, known as the Thrombolytic Assessment System ("TAS"), to provide rapid and accurate evaluation of hemostasis at the point of patient care. Until June 15, 1999 Coeur Laboratories ("Coeur"), which manufactures and sells disposable power injection syringes, was a wholly-owned subsidiary of CVDI. On that date, substantially all of the operating assets and liabilities of Coeur were sold to Coeur Acquisition L.L.C., a private investment firm backed by Bison Investments of Tampa, Florida. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Coeur through June 15, 1999. All intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Income Taxes

The Company has no federal income tax provision or benefit, because the Company did not realize net income for the quarter ended September 30, 1999 and has net operating loss carryforwards to offset any net income when realized. Income tax expense recognized represents Coeur's state income tax expense.

Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4.  Inventory

Inventories consisted of the following:

                                 September 30, 1999         December 31, 1998
                                 -------------------       -------------------
         Raw materials             $1,254,000                   $1,860,000
         Finished goods               232,000                      537,000
                                   ----------                   ----------
                                   $1,486,000                   $2,397,000

Note 5.       Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's three and nine-month periods ended September 30, 1999 and 1998, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

Note 6. Distribution Agreement

In August 1998, the Company signed a five-year distribution agreement with Chiron Diagonstics ("Chiron"), now a part of Bayer Diagnostics ("Bayer"). Bayer will distribute the Company's PT, aPTT, HMT and LHMT test carts in North American and certain South American, European and Asian countries, subject to minimum annual sales. At the time the distribution agreement was signed, the Company received an equity investment of $6 million from Chiron.

Note 7.  Discontinued Operations.

On June 15, 1999 the Company sold substantially all of the operating assets and liabilities of Coeur to Coeur Acquisition L.L.C, a private investment firm backed by Bison Investments of Tampa, Florida. The Company retained Coeur's cash, receivables and certain other assets. The loss on disposal of the segment was approximately $826,000, which was primarily due to the write-off of goodwill related to Coeur. State income taxes applicable to the results of the discontinued operations was approximately $17,000 and $67,000 for the nine months ended September 30, 1999 and 1998, respectively and approximately $0 and $14,000 for the three months ended September 30, 1999, and 1998, respectively. Revenues applicable to the discontinued operations were approximately $1,801,000 and $3,542,000 for the nine months ended September 30, 1999 and 1998, respectively and approximately $0 and $979,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

CVDI develops, markets and manufactures a Thrombolytic Assessment System ("TAS"), consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. In 1996, CVDI signed development and distribution agreements with Dade International, Inc. ("Dade") and Avecor Cardiovascular to distribute its products. In August 1998, CVDI signed a global distribution agreement with Chiron Diagnostics, which is now a part of the diagnostics division of the Bayer Corporation, to distribute CVDI's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries. At that time, the Company received an equity investment of $6 million from Chiron. This distribution agreement has or will replace the distribution agreements which existed prior to such date. In connection with CVDI's termination of the distribution agreement with Dade, the Company agreed to continue to supply test cards to Dade's existing customers for three years.

Given the consolidating hospital market and pricing pressures, the Company's strategy has evolved towards becoming more focused on the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. The Company believes that rapid diagnostic capabilities improve patient care and turnover, and that there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company also believes that these trends should allow the Company to obtain higher pricing for these specialty tests. As a result, the Company has exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing collaboration agreements with pharmaceutical companies to monitor the effects of new drugs that are in clinical trials. The Company believes that these and other collaborations for specialty tests will also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

On June 15, 1999, the Company sold substantially all of the operating assets and liabilities of its Coeur Laboratories, Inc. subsidiary. All prior period financial information has been restated to present the results of operations of Coeur as a discontinued segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS SEPTEMBER 30, 1998

Net sales for the quarter ended September 30, 1999 were $745,000 compared to $1,223,000 in the same period in 1998. Revenues flutuate depending on the timing of collaborative partners' clinical trials. In the 1998 third quarter, the Company sold analyzers to Knoll AG totaling $675,000 as part of their clinical trials. The decreased analyzer revenue from Knoll was partially offset by increased analyzer sales to Bayer.

Cost of goods sold for the quarter ended September 30, 1999 was $764,000 compared to $737,000 in the comparable period in 1998. The negative gross profit for the 1999 period was mainly due to fixed manufacturing costs not covered by low unit volumes of cards and analyzers sold during the quarter. The Company expects its gross profit to improve in the future due to anticipated higher volumes of cards and analyzers sold by Bayer and from anticipated higher average sale prices of cards that are sold to collaborative partners. Higher gross profits in the 1998 third quarter were due to higher volume and higher average sale prices of analyzers.

Total operating expenses for the quarter ended September 30, 1999 were $1,480,000, a 3% decrease from the third quarter of 1998. General and administrative expenses decreased slightly but were partially offset by higher sales and marketing expenses. Research and development expenses decreased slightly. Research and development expenses fluctuate depending on the timing of field and clinical trials.

Other income (expense) for the quarter ended September 30, 1999, which is composed of interest income, interest expense, royalty income and development income, was a net income of $100,000 compared to a net income of $56,000 in the quarter ended September 30, 1998. Grant income was higher for the 1998 third quarter due to an NIH grant that was in process during that quarter. We recognized development income in the 1999 third quarter upon achievement of a milestone under a collaboration with a pharmaceutical partner.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS SEPTEMBER 30, 1998

Net sales for the nine months ended September 30, 1999 were $2,882,000, a decrease compared to $3,256,000 for the same period in 1998. The decrease was due to lower revenues from analyzer sales because the 1998 period included approximately $1.3 million in sales to Knoll in conjunction with a collaborative agreement. This decrease was partially offset by revenues from cards and controls for the nine months ended September 30, 1999, which increased approximately 34% compared to the same period in 1998.

Cost of goods sold for the nine months ended September 30, 1999 was $2,358,000 compared to $2,144,000 for the same period in 1998. This increase was mainly due to higher overhead expenses during the 1999 period. The gross profit percentage decreased compared to the prior year due to the higher expenses and lower average sale prices for cards and analyzers in the nine months of 1999 compared to 1998.

Total operating expenses of $4,545,000 for the nine months ended September 30, 1999 represents a slight increase compared to the same period in 1998. Decreases in general and administrative expenses were offset by increased research and development expenses due to higher personnel expenses.

Other income (expense) for the nine months ended September 30, 1999 decreased $332,000. This is primarily the result of lower grant revenue in 1999 due to the ending of an NIH grant in the third quarter of 1998 and lower development income recorded by the Company in the nine months ended September 30, 1999. The Company achieved several milestones in 1998 in connection with collaborations with Knoll and Dade International.

DISCONTINUED OPERATIONS

On June 15, 1999, the Company sold substantially all of the operating assets and liabilities of its Coeur Laboratories, Inc. subsidiary. The loss on disposal of the segment was approximately $826,000, primarily due to the write-off of goodwill related to Coeur. The income from operations for the six-month period ended June 30, 1999 of this discontinued segment decreased approximately $496,000 compared to the same period in 1998 due to lower sales volume combined with higher production costs. The higher production costs resulted chiefly from operating inefficiencies, such as rework of products, due to issues with several suppliers during the period. Operating expenses of the discontinued segment for the six months ended June 30, 1999 were essentially unchanged from the same period in 1998


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents and short-term investments of $6.8 million and working capital of $8.1 million, as compared to $7.7 million and $11.1 million, respectively, at December 31, 1998. During the nine months ended September 30, 1999, the Company used cash in operating activities of $1.8 million. The use of cash was primarily due to funding the net operating loss of the Company. Net cash provided by investing activities during the nine months ended September 30, 1999 was $1.9 million, resulting mainly from the maturity of short-term investments and the proceeds from the sale of Coeur. Net cash used in financing activities was due to paydown of the Company's long-term debt.

The Company expects to incur additional operating losses during the remainder of 1999 and 2000. The Company's working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from the Company's distributors, primarily Bayer. In addition, the Company expects to incur costs associated with clinical trials for development of new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. Management believes that its existing capital resources and cash flows from operations, including projected cash flows from its distribution agreement with Bayer, will be adequate to satisfy its planned capital requirements through 1999. To enhance liquidity, the Company plans to consider external sources of financing as needed, including equity financings such as private placement, a follow-on public offering of common stock or additional equity infusions from collaborative partners.

YEAR 2000

Computers, software and microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue". The Company is addressing the issue in several ways. First, the Company has established a team to monitor product compliance and believes that all Company products are Year 2000 compliant. Secondly, the Company has sought Year 2000 compliance certification from its major suppliers and vendors related to their products and internal business applications. Finally, the Company has established a team to coordinate Year 2000 compliance related to internal systems.

Many of the Company's systems use vendor-provided software and Year 2000 compliance will be achieved through vendor-provided upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. Currently, the Company has completed its assessment and testing of Year 2000 compliance with respect to 100% of its own products, 100% of its own internal systems and 100% of its vendor-provided systems and applications. The Company believes that the cost of its Year 2000 compliance program, which solely relates to internal personnel time, was approximately $50,000 through September 30, 1999. The Company does not believe that its business will be materially adversely affected by the Year 2000 issue. However, the Company continues to bear risk related to the Year 2000 and could be materially adversely affected if significant customers or suppliers fail to address the issue. In a worst case scenario, the Company could be forced to spend significant resources and funds to find alternative suppliers or providers of systems and applications used by the Company.

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

   (b)      Reports on Form 8-k

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PHARMANETICS, INC.

Date: November 12, 1999                                   By: /s/ Paul Storey
                                                          -------------------

                                                             Paul Storey
                                                               Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)