Form 10-Q
period 2000-03-31
PHARMANETICS INC
filed 2000-05-15
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934. For the quarterly period ended March 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding as of May 11, 2000
Common Stock, par value $.001                          7,524,334

                               PHARMANETICS, INC.

                               INDEX TO FORM 10-Q



PART I.           FINANCIAL INFORMATION                                            PAGE

                  Item 1. Financial Statements

                  Consolidated Balance Sheets as of  March 31, 2000
                  (unaudited) and December 31, 1999                                  3

                  Consolidated Statements of Operations  for
                  the Three Months ended March 31, 2000 and 1999
                  (unaudited)                                                        4

                  Consolidated Statements of Cash Flows for the Three Months
                  ended March 31, 2000 and 1999 (unaudited)                          5

                  Notes to Unaudited Consolidated Financial Statements               6

                  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                8

PART II.          OTHER INFORMATION

                  Item 2.  Changes in Securities                                    10

                  Item 6. Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                                          11

INDEX TO EXHIBITS                                                                   12

                               PHARMANETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                     MARCH 31,          DECEMBER 31,
                                                                                                       2000                 1999
                                                                                                       ----                 ----

                                                                                                    (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                                                     $  9,263               $  3,661
      Short term investments, held-to-maturity                                                         6,200                  1,500
      Accounts receivable                                                                              1,198                    966
      Inventories                                                                                      1,450                  1,329
      Other current assets                                                                               209                    191
                                                                                                    --------               --------

            Total current assets                                                                      18,320                  7,647

Property and equipment, net                                                                            3,198                  3,203
Intangible assets, net                                                                                   553                    569
Other assets, net                                                                                        182                    228
                                                                                                    --------               --------
           Total assets                                                                             $ 22,253               $ 11,647
                                                                                                    ========               ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                              $    333               $    210
      Accrued expenses                                                                                   510                    172
      Current portion of long term debt and capital lease obligations                                    816                    795
                                                                                                    --------               --------
            Total current liabilities                                                                  1,659                  1,177

Long term debt and capital lease obligations, less current portion                                       654                    862

Series A convertible preferred stock, no par value; authorized 120,000 shares; 120,000 and 0 shares issued and outstanding at March 31, 2000 and
       December 31, 1999, respectively (aggregate liquidation value at March 31,
       2000 of $12,000,000)                                                                           10,725                     --

Shareholders' equity:

Common stock, $.001 par value; authorized 10,000,000 shares;
  7,524,334 and 7,480,919 issued and outstanding at March 31, 2000 and
  December 31, 1999, respectively                                                                          8                      7
Additional paid-in capital                                                                            41,099                 40,085
Accumulated deficit                                                                                  (31,892)               (30,484)
                                                                                                    --------                --------

           Total shareholders' equity                                                                  9,215                  9,608
                                                                                                    --------               --------
           Total liabilities and shareholders' equity                                               $ 22,253               $ 11,647
                                                                                                    ========               ========


Commitments and contingencies


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (In thousands, except share data)

                                                       THREE MONTHS ENDED
                                                    MARCH 31,          MARCH 31,
                                                       2000              1999
                                                       ----              ----

Net sales                                            $     1,489    $     1,011
Cost of goods sold                                           908            694
                                                     -----------    -----------

Gross profit                                                 581            317
                                                     -----------    -----------

Operating expenses:
   General and administrative                                739            640
   Sales and marketing                                       219            195
   Research and development                                  775            676
                                                     -----------    -----------

     Total operating expenses                              1,733          1,511
                                                     -----------    -----------

Loss from operations                                      (1,152)        (1,194)
                                                     -----------    -----------

Other income(expense):
   Interest expense                                          (61)           (88)
   Interest income                                           111             68
   Grant/royalty income                                        -              7
   Development income                                         71              -
                                                     -----------    -----------
     Total other income (expense)                            121            (13)
                                                     -----------    -----------
Loss from continuing operations                           (1,031)        (1,207)

Income from operations of discontinued segment                 -            175
                                                     -----------    -----------

Net and comprehensive loss                                (1,031)        (1,032)

Dividends on preferred stock                                  71              -
Amortization of beneficial conversion feature of
  Series A convertible preferred stock                       377              -
                                                     -----------    -----------

Net loss applicable to common shareholders           ($    1,479)   ($    1,032)
                                                     ===========    ===========

Basic and diluted net loss per common share          ($     0.20)   ($     0.14)
                                                     ===========    ===========

Average weighted shares outstanding                    7,502,756      7,453,580
                                                     ===========    ===========


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                            Three Months Ended

                                                                                                         March 31,         March 31,
                                                                                                           2000              1999
                                                                                                           ----              ----
Cash flows from operating activities:
   Net loss applicable to common shareholders                                                            ($ 1,031)         ($ 1,032)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                          238               218
        Amortization of intangible and other assets                                                            24                82
        Amortization of discount on investments                                                               (19)              (39)
        Provision for inventory obsolescence                                                                  -                  20
        Change in assets and liabilities:
          Accounts receivable                                                                                (232)               73
          Inventories                                                                                        (120)               55
          Other assets                                                                                         22              (161)
          Accounts payable and accrued expenses                                                               461               (26)
                                                                                                         --------          --------

                Net cash used in operating activities                                                        (657)             (810)
                                                                                                         --------          --------

Cash flows from investing activities:
      Payments for purchase of property and equipment                                                        (233)              (52)
      Costs incurred to obtain patents and intangibles                                                         (4)              (19)
      Purchases of investments                                                                             (6,180)              -
      Proceeds from maturities of investments                                                               1,500             1,500
                                                                                                         --------          --------

               Net cash (used in) provided by investing activities                                         (4,917)            1,429

Cash flows from financing activities:
      Principal payments on long-term debt and capital lease
           obligations                                                                                       (187)             (211)
      Proceeds from common stock options exercised                                                             26                 1
      Proceeds from Series A preferred stock offering, net
        of offering costs                                                                                  11,337               -
                                                                                                         --------          --------

              Net cash provided by (used in) financing activities                                          11,176              (210)
                                                                                                         --------          --------

            Net increase in cash and cash equivalents                                                       5,602               409
Cash and cash equivalents at beginning of period                                                            3,661             3,998
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $  9,263          $  4,407
                                                                                                         ========          ========


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Organization and Basis of Presentation

PharmaNetics, Inc. (the "Company") is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. ("CVDI"). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround, point-of-care diagnostic tests to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary, dry chemistry diagnostic test system, known as the Thrombolytic Assessment System ("TAS"), to provide rapid and accurate evaluation of hemostasis at the point of patient care. Until June 15, 1999 Coeur Laboratories ("Coeur"), which manufactures and sells disposable power injection syringes, was a wholly-owned subsidiary of CVDI. On that date, substantially all of the operating assets and liabilities of Coeur were sold. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Coeur through June 15, 1999. All intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 3.  Investments

Investments consist primarily of United States government agency obligations, notes and commercial paper. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments are considered to be held-to-maturity and are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Note 4.  Inventory

Inventories consisted of the following:

                                     March 31, 2000     December 31, 1999
                                     --------------     -----------------

Raw materials                           $1,208,000           $1,101,000
Finished goods                             242,000              228,000
                                        ----------           ----------
                                        $1,450,000           $1,329,000
                                        ==========           ==========

Note 5.  Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's quarters ended March 31, 2000 and 1999, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

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

Note 7.  Discontinued Operations.

On June 15, 1999 the Company sold substantially all of the operating assets and liabilities of Coeur. The Company retained Coeur's cash, receivables and certain other assets at the date of sale.

Note 8.  Private Placement

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock ("Series A") , resulting in net proceeds of approximately $11,300,000, together with five-year warrants to acquire 240,000 shares of common stock at $10 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company.

Each share of the Series A is convertible into ten shares of common stock at $10 per share. The Series A is convertible after May 28, 2000 at the option of the holder or may be redeemed by the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) a completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15,
(c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) a sale of all or substantially all of the Company's assets, or
(e) at any time after February 28, 2004.

The holders of the Series A have a liquidation preference of $100 per share plus any accrued but unpaid dividends then held, such amounts subject to certain adjustments. The holders also have the right to vote together with the common stock on an as-converted basis.

On the date of issuance of the Series A, the effective conversion price of the Series A was at a discount to the price of the common stock into which the Series A is convertible. In accordance with EITF 98-5 "Convertible Securities with Beneficial Conversion Features", this discount totaled approximately $975,000 and will be recorded as a preferred stock dividend that will be amortized over the three month period until conversion is possible. The amortization of this discount through March 31, 2000 totaled $377,000.

Note 9.  Development Income

During the quarter ended March 31, 2000, the Company entered into a collaborative development agreement with Bayer Corporation. In connection with the agreement, the Company received $425,000 for use in development. In accordance with SEC Staff Accounting Bulletin No. 101, the Company will recognize this amount as income over the period covered by the development agreement. During the quarter ended March 31, 2000, the Company recognized $71,000 in income related to this agreement.

Note 10.  Commitments and Contingencies

In March 2000, the Company received a letter from Polyten Plastics LLC ("Polyten"), the parent company of the purchaser of substantially all of the assets of the Company's Coeur Laboratories, Inc. subsidiary, tendering a claim for indemnification against the Company for losses, if any, arising out of claims filed by Medrad, Inc. against Liebel-Flarsheim Company ("LF"), Coeur Laboratories, Inc. and others. The Medrad complaint asserts several claims, including federal trademark dilution and patent misappropriation and infringement. Although Polyten has not yet been named in the lawsuit, it has asserted the right to indemnification from the Company in the event it sustains any losses from this litigation based on the grounds that Polyten did not assume liability for the alleged infringement in connection with its purchase of the Coeur assets. Although the Company cannot guarantee its success on the merits of this matter, the Company believes the Medrad claims are unsubstantiated and intends to defend, and/or assist in the defense of the claims vigorously.

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

CVDI develops, markets and manufactures a Thrombolytic Assessment System ("TAS"), consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. In 1996, CVDI signed development and distribution agreements with Dade International, Inc. ("Dade") and Avecor Cardiovascular to distribute its products. In August 1998, CVDI signed a global distribution agreement with Chiron Diagnostics, which is now a part of the diagnostics division of the Bayer Corporation ("Bayer"), to distribute CVDI's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries. At that time, the Company received an equity investment of $6 million from Chiron. This distribution agreement has or will replace the distribution agreements, including the Dade agreement, which existed prior to such date.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS MARCH 31, 1999

Net sales for the quarter ended March 31, 2000 were $1,489,000 compared to $1,011,000 in the same period in 1999. Revenues increased due to the sale of more analyzers to Bayer and due to higher average sale prices for specialty cards sold into clinical trials.

Cost of goods sold for the quarter ended March 31, 2000 was $908,000 compared to $694,000 in the comparable period in 1999. The resulting gross profit for the 2000 period was slightly improved from the first quarter of 1999 and was mainly due to the higher average specialty card sales prices and the increased sales volume of analyzers.

Total operating expenses for the quarter ended March 31, 2000 were $1,733,000 compared to $1,511,000 in the first quarter of 1999. General and administrative expenses increased due to budgeted increases in payroll costs and due to increases in facility and maintenance costs. Research and development expenses increased due to budgeted increases in payroll costs and also as more personnel were devoted to research and development.

Other income (expense) for the quarter ended March 31, 2000, which is composed of interest income, interest expense, royalty income and development income, was a net income of $121,000 compared to a net expense of $13,000 in the first quarter ended March 31, 1999. Interest income increased due to higher cash and investment balances during that quarter as a result of the Series A preferred stock offering that occurred in February 2000. In addition, income was recognized during the first quarter of 2000 under a development agreement signed during the quarter with Bayer. In accordance with Securities and Exchange Staff Accounting Bulletin No. 101, the Company is recognizing the income over the period of collaborative activity.

LIQUIDITY AND CAPITAL RESOURCES

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock, resulting in net proceeds of approximately $11,300,000, together with five-year warrants to acquire 240,000 shares of common stock at $10 per share. The preferred stock has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. The Company plans to use the proceeds to fund its operations and to fund continued development of new specialty test cards.

At March 31, 2000, the Company had cash and cash equivalents and investments of $15.5 million and working capital of $16.7 million, as compared to $5.2 million and $6.5 million, respectively, at December 31, 1999. During the quarter ended March 31, 2000, the Company used cash in operating activities of $657,000. The use of cash was primarily due to funding the net operating loss of the Company. The Company's Series A preferred stock offering accounted for the majority of the net cash provided by financing activities during the quarter, and this cash was mainly used to purchase cash equivalents and short-term investments.

The Company has been notified by its landlord that the Company's lease with respect to its executive offices and manufacturing facilities expires in January 2001. The Company is currently negotiating with its landlord to extend the term of the lease as well as exploring other alternatives.

The Company expects to incur additional operating losses during the remainder of 2000. The Company's working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from the Company's distributors, primarily Bayer Diagnostics. In addition, the Company expects to incur costs associated with clinical trials for development of new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer Diagnostics, will be adequate to satisfy its planned capital requirements through 2000. To enhance liquidity, the Company plans to consider external sources of financing as needed. In addition to debt financings such as a working capital line of credit, the Company also may consider equity financings such as another private placement, a follow-on public offering of common stock or additional equity infusions from collaborative partners.

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


Part II. OTHER INFORMATION

Item 2.  Changes in Securities

(a)      No modifications

(b)      No limitations or qualifications

(c) During the quarter ended March 31, 2000, the Company issued the following unregistered securities:

1. On February 28, 2000, the Company issued and sold 120,000 shares of Series A convertible preferred stock at $100 per share, together with warrants to purchase 240,000 shares of common stock at $10 per share to selected institutional and accredited investors. Each share of Series A preferred stock is convertible into ten shares of common stock. The sale of the securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4(2) of the Act and Regulation D thereunder as transactions by an issuer not involving a public offering. The purchasers of the securities represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. All purchasers had adequate access to information about the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits 27.1

Financial Data Schedule

(b)      Report on Form 8-K

The Company filed a report on Form 8-K on February 28, 2000 disclosing the offering of 120,000 shares of Series A convertible preferred stock together with warrants to purchase 240,000 shares of common stock at $10 per share .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PHARMANETICS, INC.

Date: May 15, 2000                            By: /s/ Paul Storey
                                              -------------------

                                              Paul Storey
                                              Treasurer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit                  Description
-------                  -----------
27.1                    Financial Data Schedule