Form 10-Q
period 2000-06-30
PHARMANETICS INC
filed 2000-08-10
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                     Outstanding as of  August 1, 2000
Common Stock, no par value                                 7,551,831

                               PHARMANETICS, INC.

                               INDEX TO FORM 10-Q



PART I.                   FINANCIAL INFORMATION                                                PAGE

                          Item 1.  Financial Statements

                          Consolidated Balance Sheets as of June 30, 2000
                          (unaudited) and December 31, 1999                                     3

                          Consolidated Statements of Operations for the Three
                          Months and Six Months ended June 30, 2000 and 1999
                          (unaudited)                                                           4

                          Consolidated Statements of Cash Flows for the Six
                          Months ended June 30, 2000 and 1999 (unaudited)                       5

                          Notes to Unaudited Consolidated Financial Statements                  6

                          Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   8

PART II.                  OTHER INFORMATION

                          Item 4. Submission of Matters to a Vote of  Security Holders          10

                          Item 6.  Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                                      11

INDEX TO EXHIBITS                                                                               12

                               PHARMANETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2000            1999
                                                                     ----            ----
                                                                  (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                    $3,557             $3,661
      Short term investments, held-to-maturity                     10,654              1,500
      Accounts receivable                                             938                966
      Inventories                                                   1,370              1,329
      Other current assets                                            240                191
                                                                      ---                ---

            Total current assets                                   16,759              7,647

Property and equipment, net                                         3,341              3,203
Intangible assets, net                                                537                569
Other assets, net                                                     196                228
                                                                      ---                ---

            Total assets                                          $20,833            $11,647
                                                                  =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                               $358               $210
      Accrued expenses                                                609                172
      Current portion of long term debt and capital
      lease obligations                                             1,002                795
                                                                    -----                ---

            Total current liabilities                               1,969              1,177

Long term debt and capital lease obligations,
less current portion                                                  289                862

Series A convertible preferred stock, no par value;
  authorized 120,000 shares;  120,000 and 0 shares
  issued and outstanding at June 30, 2000 and
  December 31, 1999, respectively (aggregate liquidation
  value at June 30, 2000 of $12,000,000)                           10,036                 --

Shareholders' equity:

Common stock, no par value; authorized 40,000,000
  shares; 7,546,831 and 7,480,919 issued and outstanding
  at June 30, 2000 and December 31, 1999, respectively             42,300             40,092
Accumulated deficit                                              (33,761)           (30,484)
                                                                 --------           --------

            Total shareholders' equity                              8,539              9,608
                                                                    -----              -----

            Total liabilities and shareholders' equity            $20,833            $11,647
                                                                  =======            =======

Commitments and contingencies

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED

                                                             JUNE 30             JUNE 30         JUNE 30       JUNE 30
                                                              2000                1999            2000          1999
     `                                                        ----                ----            ----          ----
Net sales                                                    $1,377              $1,126          $2,866        $2,136
Costs of goods sold                                             973                 900           1,891         1,593
                                                            -------             -------         -------       -------

Gross profit                                                    404                 226             975           543
                                                            -------             -------         -------       -------

Operating expenses:
    General and administrative                                  864                 717           1,594         1,357
    Sales and marketing                                         345                169              563           364
    Research and development                                    853                668            1,628         1,344
                                                            -------             -------         -------       -------

            Total operating expenses                          2,062               1,554           3,785         3,065
                                                            -------             -------         -------       -------

Operating loss                                              (1,658)             (1,328)         (2,810)       (2,522)
                                                            -------             -------         -------       -------

Other income (expense):
    Interest expense                                           (54)                (81)           (115)         (169)
    Interest income                                             211                  52             322           119
    Grant/royalty income                                         19                   2              19            10
    Development income                                          212                   -             283             -
                                                            -------             -------         -------       -------

              Total other income (expenses)                     388                (27)             509          (40)
                                                            -------             -------         -------       -------

Net and comprehensive loss from continuing
    operations                                              (1,270)             (1,355)         (2,301)       (2,562)

Discontinued operations:
     Income (loss) from operations of Coeur
       Laboratories, Inc. (net of income taxes)                   -               (157)               -            18
     Loss on disposal of Coeur Laboratories, Inc.
      (less income taxes of $14)                                  -               (826)               -         (826)
                                                            -------             -------         -------       -------

Net and comprehensive loss                                 ($1,270)            ($2,338)        ($2,301)      ($3,370)

Dividends on preferred stock                                  (179)                   -           (250)             -

Amortization of beneficial conversion feature of
  Series A convertible preferred stock                        (598)                   -           (975)             -
                                                            -------             -------         -------       -------


Net loss applicable to common shareholders                 ($2,047)            ($2,338)        ($3,526)      ($3,370)
                                                           ========             =======        ========      ========

Basic and diluted net loss per common share                 ($0.27)             ($0.31)         ($0.47)       ($0.45)
                                                            =======             =======         =======       =======


Average weighted shares outstanding                       7,544,019           7,492,321       7,535,664     7,485,490
                                                          =========           =========       =========     =========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                          SIX MONTHS ENDED
                                                                                   June 30           June 30
                                                                                     2000              1999
Cash flows from operating activities:
      Net loss                                                                   ($2,301)           ($3,370)
      Adjustments to reconcile net loss to
           net cash used in operating activities:
              Stock based compensation: general and administrative                      -                 51
              Gain on sale of assets                                                    -              (161)
              Depreciation                                                            492                452
              Amortization of intangible and other assets                              59                155
              Write off of goodwill                                                     -                809
              Amortization of discount on investment                                (121)               (35)
              Provision for inventory obsolescence                                     59                 50
      Change in assets and liabilities:
           Accounts receivable                                                         29                257
           Inventories                                                               (99)                 31
           Other assets                                                              (41)              (175)
           Accounts payable and accrued expenses                                      585                394
                                                                                     ----                ---


                            Net cash used in operating activities                 (1,338)            (1,542)
                                                                                  -------            -------

Cash flows from investing activities:
        Payments for purchase of property and equipment                             (630)              (132)
        Costs incurred to obtain patents and intangibles                              (4)               (42)
        Proceeds from maturities of investments                                     1,500              3,750
        Purchases of investments                                                 (10,534)              (750)
        Proceeds from sale of segment                                                   -              1,661
                                                                                  -------              -----

                 Net cash provided by (used in) investing activities              (9,668)              4,487
                                                                                  -------              -----

Cash flows from financing activities:
        Principal payments on long-term debt and capital lease
            obligations                                                             (366)              (379)
        Proceeds from issuance of common stock and warrants                            39                  9
        Proceeds from Series A preferred stock offering, net of
          offering costs                                                           11,229                  -
                                                                                   ------              -----

                 Net cash provided by (used in) financing activities               10,902              (370)
                                                                                   ------              -----

                 Net increase (decrease) in cash and cash equivalents               (104)              2,575
Cash and cash equivalents at beginning of period                                    3,661              3,998
                                                                                    -----              -----

Cash and cash equivalents at end of period                                         $3,557             $6,573
                                                                                   ======             ======

Supplemental disclosure of noncash investing and financing activities:
  Preferred stock issuance costs                                                     $ 62                 -
  Preferred stock dividends                                                          $250                 -


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

Note 4.  Inventory

Inventories consisted of the following:

                               June 30, 2000           December 31, 1999
                               -------------           -----------------

Raw materials                     $1,219,000                 $1,101,000
Finished goods                       151,000                    228,000
                                     -------                    -------

                                  $1,370,000                 $1,329,000
                                  ==========                 ==========


Note 5.  Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's quarters ended June 30, 2000 and 1999, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

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

Note 8.  Private Placement

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock ("Series A"), resulting in net proceeds of approximately $11,229,000, together with five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. As of June 30, 2000, the Series A dividend had been paid in 24,983 shares of common stock. Prior period weighted average common share calculations have been adjusted to reflect the issuance of the stock dividend as if it had occurred at the beginning of the noted period.

Each share of the Series A is convertible into ten shares of common stock at $10.00 per share. The Series A is convertible after May 28, 2000 at the option of the holder or may be redeemed by the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) a completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00,
(c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) a sale of all or substantially all of the Company's assets, or
(e) at any time after February 28, 2004.

The holders of the Series A have a liquidation preference of $100 per share plus any accrued but unpaid dividends then held, such amounts subject to certain adjustments. The holders also have the right to vote together with the common stock on an as-converted basis.

On the date of issuance of the Series A, the effective conversion price of the Series A was at a discount to the price of the common stock into which the Series A is convertible. In accordance with EITF 98-5 "Convertible Securities with Beneficial Conversion Features", this discount totaled approximately $975,000 and was recorded as a preferred stock dividend and amortized over the three- month period until conversion was possible. The discount has been fully amortized at June 30, 2000.

Note 9.  Development Income

During the quarter ended March 31, 2000, the Company entered into a six-month collaborative development agreement with Bayer Corporation. In connection with the agreement, the Company received $425,000 for use in development. In accordance with SEC Staff Accounting Bulletin No. 101, the Company will recognize this amount as income over the period covered by the development agreement. During the quarter ended June 30, 2000, the Company recognized $212,500 in income related to this agreement.

Note 10.  Commitments and Contingencies

In March 2000, the Company received a letter from Polyten Plastics LLC ("Polyten"), the parent company of the purchaser of substantially all of the assets of the Company's Coeur Laboratories subsidiary, tendering a claim for indemnification against the Company for losses, if any, arising out of claims filed by Medrad, Inc. against Liebel-Flarsheim Company, Coeur Laboratories, Inc. and others. The Medrad complaint asserts several claims including federal trademark dilution and patent infringement in connection with Coeur's manufacture and sale to Liebel-Flarsheim and Liebel-Flarsheim's subsequent sale of adapters and syringes for use with medical injection delivery systems allegedly manufactured by Medrad. On July 4, 2000, Medrad and Coeur reached a verbal agreement to settle the litigation and on July 7, 2000 executed a letter agreement confirming in general the terms of the settlement. Under the proposed terms of the settlement, Coeur will allow the court to enter an injunction against Coeur prohibiting it from making or reselling the adapter/syringe assemblies or anything substantially similar to the assemblies. The Company believes this restriction will have no material adverse impact on it, because, following the sale of Coeur assets, the Company and Coeur have had, and continue to have, no plans to engage in such activities or business. Medrad would waive any and all potential claims for monetary damages and take a voluntary dismissal with prejudice of its claims against Coeur. However, there can be no assurance that a definitive settlement agreement will be reached. In connection with the lawsuit, Polyten asserts that the Company is liable for Polyten's legal fees of approximately $25,000, pursuant to the indemnification provisions contained in the contract for the sale of Coeur to Polyten.

Note 11.   New Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to July 1, 2000. This statement has not had a material impact on the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company will evaluate the impact of SAB 101 as it enters into future collaboration agreements.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The Company's actual results might differ materially from those projected in the forward-looking statements due to any number of factors, including those set forth below under "Factors That May Affect Future Results". Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in the Company's other SEC filings, copies of which are available upon request from the Company.

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

CVDI develops, markets and manufactures a Thrombolytic Assessment System ("TAS"), consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. In 1996, CVDI signed development and distribution agreements with Dade International, Inc. ("Dade") and Avecor Cardiovascular to distribute its products. In August 1998, CVDI signed a global distribution agreement with Chiron Diagnostics, which is now a part of the diagnostics division of the Bayer Corporation ("Bayer"), to distribute CVDI's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries. At that time, the Company received an equity investment of $6 million from Chiron. This distribution agreement has replaced the distribution agreements, including the Dade agreement, which existed prior to such date.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS JUNE 30, 1999

Net sales for the quarter ended June 30, 2000 were $1,377,000 compared to $1,126,000 in the same period in 1999. Revenues increased due to higher quantities of test cards and controls sold to Bayer during the second quarter of 2000.

Cost of goods sold for the quarter ended June 30, 2000 was $973,000 compared to $900,000 in the same period in 1999, principally due to the increase in volume of test cards and controls. The resulting gross profit for the 2000 period was higher than the second quarter of 1999 mainly due to the increased sales volume of test cards and controls.

Total operating expenses for the quarter ended June 30, 2000 were $2,062,000 compared to $1,554,000 in the second quarter of 1999. General and administrative expenses were higher in the second quarter of 2000 compared to the same period in 1999 due to increased personnel costs. Sales and marketing expenses increased from 1999 primarily due to marketing surveys performed during the second quarter of 2000. Research and development expenses increased due to budgeted increases in payroll costs and devotion of more personnel to research and development during the second quarter of 2000.

Other income (expense) for the quarter ended June 30, 2000, which is composed of interest income, interest expense, royalty income and development income, was a net income of $388,000 compared to a net expense of $27,000 in the second quarter ended June 30, 1999. Interest income increased significantly due to higher cash and investment balances during the quarter as a result of the Series A preferred stock offering that occurred in February 2000. In addition, income was recognized during the second quarter of 2000 related to the collaborative development agreement signed with Bayer. In accordance with Securities and Exchange Staff Accounting Bulletin No. 101, the Company is recognizing the income from the Bayer agreement over the period of collaborative activity.

SIX MONTHS ENDED JUNE 30, 2000 VS JUNE 30, 1999

Net sales for the six months ended June 30, 2000 were $2,866,000, an increase of 34% compared to the same period in 1999. The increase was due to increases in the sales volume of CVDI's entire product menu in 2000 compared to 1999 relating to the distribution agreement signed with Bayer.

Cost of goods sold for the six months ended June 30, 2000 was $1,891,000 compared to $1,593,000 for the same period in 1999, primarily due to the increased sales volume. The gross profit percentage increased compared to the prior year primarily due to the increases in the sales volume of all CVDI products during 2000.

Total operating expenses for the six months ended June 30, 2000 were $3,785,000 compared to $3,065,000 for the same period in 1999. This increase is primarily the result of budgeted payroll increases, increased facility and maintenance costs, increased marketing costs and more personnel devoted to research and development during 2000.

Other income (expense) for the six months ended June 30, 2000 increased by $549,000 over the prior year due to increased interest income recognized as the result of higher cash and investment balances resulting from the issuance of Series A convertible preferred stock in February 2000 and development income recognized related to the collaboration agreement with Bayer.

LIQUIDITY AND CAPITAL RESOURCES

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock, resulting in net proceeds of approximately $11,229,000, together with five-year warrants to acquire 240,000 shares of common stock at $10 per share. The preferred stock has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. The Company plans to use the proceeds to fund its operations and to fund continued development of new specialty test cards.

At June 30, 2000, the Company had cash and cash equivalents and investments of $14.2 million and working capital of $14.8 million, as compared to $5.2 million and $6.5 million, respectively, at December 31, 1999. During the six months ended June 30, 2000, the Company used cash in operating activities of $1,338,000. The use of cash was primarily due to funding the net operating loss of the Company. The Company's Series A preferred stock offering accounted for the majority of the net cash provided by financing activities during the six months ended June 30, 2000, and this cash was mainly used to purchase cash equivalents and short-term investments.

The Company has signed a new lease agreement with respect to its executive offices and manufacturing facility. The Company plans to move into this new facility in stages during early 2001.

The Company expects to incur additional operating losses during the remainder of 2000. The Company's working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from the Company's distributors, primarily Bayer Diagnostics. In addition, the Company expects to incur costs associated with clinical trials for development of new test cards. The

Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer Diagnostics, will be adequate to satisfy its planned capital requirements through 2000. The Company plans to consider external sources of financing as needed. In addition to debt financing such as a working capital line of credit, the Company may consider equity financing such as another private placement, a follow-on public offering of common stock or additional equity infusions from collaborative partners.

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

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of  Security Holders

The Annual Meeting of Shareholders of the Company was held on May 9, 2000. The following is a description of the matters voted upon at the meeting and the numbers of affirmative votes and negative votes cast with respect to each matter.

(a) The following persons were elected to the Company's Board of Directors. The votes for, against (withheld) and abstentions were as follows:


           Nominee                     Votes For           Votes Withheld       Votes Abstained
           -------                     ---------           --------------       ---------------
           John P. Funkhouser         6,663,998               268,298                 0
           William A. Hawkins         6,663,998               268,298                 0
           John K. Pirotte            6,663,998               268,298                 0
           Stephen R. Puckett         6,663,998               268,298                 0
           Philip R. Tracy            6,663,998               268,298                 0
           Frances L. Tuttle          6,663,998               268,298                 0


(b) The shareholders approved an amendment to the Company's Articles of Incorporation to increase the total number of authorized shares of common stock from 10,000,000 to 40,000,000 with 6,502,527 shares voting for, 423,994 shares voting against and 5,775 shares abstaining.

(c) The shareholders approved the reservation of an additional 350,000 shares for issuance to employees, consultants and directors under the Company's 1995 Stock Plan with 6,800,343 shares voting for, 115,023 shares voting against and 16,930 shares abstaining.

(d) The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending December 31, 2000 with 6,908,944 shares voting for, 21,327 shares voting against and 2,025 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule

(b)      Reports on Form 8-k

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PHARMANETICS, INC.

Date:  August 10, 2000                        By: /s/ James McGowan
                                                  ------------------------------

                                                  James McGowan
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


                                              By: /s/ Paul Storey
                                                  ------------------------------

                                                  Paul Storey
                                                  Director of Finance
                                                  (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit                                Description

27.1                                 Financial Data Schedule