Form 10-Q
period 2000-09-30
PHARMANETICS INC
filed 2000-11-13
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934. For the transition period from
                            _________ to ___________

                             Commission File Number
                                     0-25133

                               PHARMANETICS, INC.
                (Exact Name of Registrant as Specified in its Charter)

        North Carolina                                   56-2098302
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or organization)

       5301 Departure Drive
      Raleigh, North Carolina                              27616
Address of Principal Executive Office)                   (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding as of November 3, 2000
Common Stock, no par value                               7,815,783

                               PHARMANETICS, INC.

                               INDEX TO FORM 10-Q



PART I.      FINANCIAL INFORMATION                                         PAGE

             Item 1.  Financial Statements

             Consolidated Balance Sheets as of  September 30, 2000
             (unaudited) and December 31, 1999                               3

             Consolidated Statements of Operations for
             the Three Months and Nine Months ended September 30, 2000
             and 1999 (unaudited)                                            4

             Consolidated Statements of Cash Flows for the Nine
             Months ended September 30, 2000 and 1999 (unaudited)            5

             Notes to Unaudited Consolidated Financial Statements            6

             Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

PART II.     OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                      10

SIGNATURES                                                                  10

                                   PHARMANETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                                2000                   1999
                                                                                             -------------         --------------
                                                                                              (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                                                 $3,883                 $3,661
      Short term investments, held-to-maturity                                                   8,303                  1,500
      Accounts receivable, net of allowance for doubtful accounts
        of $22 and $30, respectively                                                               720                    966
      Inventories                                                                                1,605                  1,329
      Other current assets                                                                         255                    191
                                                                                                -------               -------

            Total current assets                                                                14,766                  7,647

Property and equipment, net                                                                      3,768                  3,203
Intangible assets, net                                                                             531                    569
Other assets, net                                                                                  225                    228
                                                                                               -------                -------
           Total assets                                                                        $19,290                $11,647
                                                                                               =======                =======

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                           $464                    $210
      Accrued expenses                                                                            822                     172
      Current portion of long term debt and capital lease obligations                             871                     795
                                                                                                -------               -------

            Total current liabilities                                                           2,157                   1,177

Long term debt and capital lease obligations, less current portion                                217                     862

Commitments and contingencies

Series A convertible preferred stock, no par value; authorized 120,000 shares;
  98,500 and 0 shares issued and outstanding at September 30, 2000 and December
  31, 1999, respectively (aggregate liquidation value at September 30, 2000 of
  $9,850,000)                                                                                   8,201                     --

Common shareholders' equity:

Common stock, no par value; authorized 40,000,000 shares; 7,815,783 and
  7,480,919 issued and outstanding at September 30, 2000 and December 31, 1999,
  respectively                                                                                 43,667                  40,092
Accumulated deficit                                                                           (34,952)                (30,484)
                                                                                             --------                --------
           Total common shareholders' equity                                                    8,715                   9,608
                                                                                             --------                --------

           Total liabilities, redeemable preferred stock and common shareholders' equity      $19,290                 $11,647
                                                                                             ========                ========


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED

                                                        SEPTEMBER 30,        SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                            2000                1999             2000               1999
                                                        -----------          -----------      -------------     -------------
Net sales                                                    $743                   $745           $3,609            $2,882
Cost of goods sold                                            788                    764            2,670             2,358
                                                        ----------           -----------      -----------       -----------

  Gross profit (loss)                                         (45)                   (19)             939               524
                                                        ----------           -----------      -----------       -----------
Operating expenses:
    General and administrative                                794                    635            2,400             1,992
    Sales and marketing                                       213                    181              776               545
    Research and development                                1,001                    664            2,628             2,008
                                                      -----------            -----------      -----------       -----------

            Total operating expenses                       (2,053)                 1,480            5,804             4,545
                                                      -----------            -----------      -----------        ----------

Operating loss                                             (1,658)                (1,499)          (4,865)           (4,021)
                                                      -----------            -----------       -----------       ----------

Other income (expense):
    Interest expense                                          (47)                   (75)            (161)             (244)
    Interest income                                           209                     75              532               191
    Grant/royalty income                                      -                       -                19                13
    Development income                                        142                    100              425               100
                                                      -----------            -----------       -----------        ---------

              Other income, net                               304                    100              815                60
                                                      -----------            -----------       -----------        ---------

Net and comprehensive loss from continuing
    operations                                             (1,749)                (1,399)           (4,050)          (3,961)

Discontinued operations:
     Income (loss) from operations of Coeur
       Laboratories, Inc. (net of income taxes)               -                      -                 -                 18
     Loss on disposal of Coeur Laboratories, Inc.
      (less income taxes of $14)                              -                      -                 -               (826)
                                                      -----------            -----------       -----------        ---------

Net and comprehensive loss                                ($1,749)               ($1,399)          ($4,050)         ($4,769)

Dividends on preferred stock                                 (168)                   -                (417)             -

Amortization of beneficial conversion feature of
  Series A convertible preferred stock                        -                      -                (976)             -
                                                      -----------             -----------       -----------     ------------

Net loss applicable to common shareholders                ($1,917)               ($1,399)          ($5,443)         ($4,769)
                                                      ===========             ===========       ===========     ============

Basic and diluted net loss per common share                ($0.25)                ($0.19)           ($0.72)          ($0.64)
                                                      ===========             ===========       ===========     ===========

Average weighted shares outstanding                     7,675,766               7,477,452         7,593,833       7,466,217
                                                      ===========             ===========       ===========     ===========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                            NINE MONTHS ENDED
                                                                                      September 30       September 30
                                                                                           2000              1999
                                                                                      -------------      ------------

Cash flows from operating activities:
      Net loss                                                                          ($ 4,050)        ($ 4,769)
      Adjustments to reconcile net loss to net cash used in operating activities:
              Stock based compensation: general and administrative                           -                 51
              Gain on sale of assets                                                         -               (161)
              Depreciation                                                                   733              669
              Amortization of intangible and other assets                                    101              191
              Write off of goodwill                                                          -                809
              Amortization of discount on investment                                        (270)             (40)
              Provision for inventory obsolescence                                            74               50
              Provision for warranty reserve                                                   3               -
      Change in assets and liabilities:
           Accounts receivable                                                               247            1,278
           Inventories                                                                      (349)             150
           Other assets                                                                     (109)            (122)
           Accounts payable and accrued expenses                                             900              106
                                                                                        --------          -------

                 Net cash used in operating activities                                    (2,720)          (1,788)
                                                                                        --------          -------

Cash flows from investing activities:
        Payments for purchase of property and equipment                                   (1,299)            (190)
        Costs incurred to obtain patents and intangibles                                     (14)             (58)
        Proceeds from maturities of investments                                            4,000            3,750
        Purchases of investments                                                         (10,534)          (3,250)
        Proceeds from sale of segment                                                        -              1,661
                                                                                        --------          -------

                 Net cash provided by (used in) investing activities                      (7,847)           1,913
                                                                                        --------          -------

Cash flows from financing activities:
        Principal payments on long-term debt and capital lease
            obligations                                                                     (570)           (553)
        Proceeds from issuance of common stock and warrants                                  139              19
        Proceeds from Series A preferred stock and warrant offering, net of
          offering costs                                                                  11,220              -
                                                                                        --------        --------

                 Net cash provided by (used in) financing activities                      10,789            (534)
                                                                                        --------        --------

                 Net increase (decrease) in cash and cash equivalents                        222            (409)
Cash and cash equivalents at beginning of period                                           3,661           3,998
                                                                                        --------        --------

Cash and cash equivalents at end of period                                              $  3,883        $  3,589
                                                                                        ========        ========

Supplemental disclosure of noncash investing and financing activities:
  Preferred stock issuance costs                                                        $     62             -
  Preferred stock dividends                                                             $    417             -




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

Note 4.  Inventory

Inventories consisted of the following:

                       September 30, 2000              December 31, 1999
                       ------------------              -----------------

Raw materials               $1,506,000                       $1,101,000
Finished goods                  99,000                          228,000
                            ----------                       ----------

                            $1,605,000                       $1,329,000
                            ==========                       ==========


Note 5.  Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's quarters and nine months ended September 30, 2000 and 1999, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

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

Note 8.  Private Placement

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock ("Series A"), resulting in net proceeds of approximately $11,220,000, together with five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. As of September 30, 2000, the Series A dividend had been paid in 26,749 shares of common stock.

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

On the date of issuance of the Series A, the effective conversion price of the Series A was at a discount to the price of the common stock into which the Series A is convertible. In accordance with EITF 98-5 "Convertible Securities with Beneficial Conversion Features", this discount totaled approximately $976,000 and was recorded as a preferred stock dividend and amortized over the three-month period until conversion was possible. The discount has been fully amortized prior to September 30, 2000.

Note 9.  Development Income

During the quarter ended March 31, 2000, the Company entered into a six-month collaborative development agreement with Bayer Corporation. In connection with the agreement, the Company received $425,000 earlier in the year for use in development and received another $425,000 in the quarter ended September 30, 2000. In accordance with SEC Staff Accounting Bulletin No. 101, the Company will recognize this amount as income over the period covered by the development agreement. During the quarter ended September 30, 2000, the Company recognized $142,000 in income related to this agreement.

Note 10.  Commitments and Contingencies

In March 2000, the Company received a letter from Polyten Plastics LLC ("Polyten"), the parent company of the purchaser of substantially all of the assets of the Company's Coeur Laboratories subsidiary, tendering a claim for indemnification against the Company for losses, if any, arising out of claims filed by Medrad, Inc. against Liebel-Flarsheim Company, Coeur Laboratories, Inc. and others. The Medrad complaint asserts several claims including federal trademark dilution and patent infringement in connection with Coeur's manufacture and sale to Liebel-Flarsheim and Liebel-Flarsheim's subsequent sale of adapters and syringes for use with medical injection delivery systems allegedly manufactured by Medrad. On October 12, 2000, Medrad and Coeur reached a settlement agreement in which Coeur allowed the court to enter an injunction against Coeur prohibiting it from making or reselling the adapter/syringe assemblies or anything substantially similar to the assemblies. The Company believes this restriction will have no material adverse impact on it, because, following the sale of Coeur assets, the Company and Coeur have had, and continue to have, no plans to engage in such activities or business. Medrad has waived any and all potential claims for monetary damages and took a voluntary dismissal with prejudice of its claims against Coeur.

Note 11.   New Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, for fiscal years beginning after July 1, 2000. This statement is not expected to have a material impact on the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has evaluated SAB 101 related to its current agreements and will evaluate the impact of SAB 101 as it enters into future collaboration agreements.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occured after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Company.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS SEPTEMBER 30, 1999

Net sales for the quarter ended September 30, 2000 were $743,000 compared to $745,000 in the same period in 1999. Revenues from the sale of routine test cards to Bayer increased slightly while sales of analyzers decreased slightly. Reflecting the essentially unchanged revenues, cost of goods sold for the quarter ended September 30, 2000 was $788,000 compared to $764,000 in the same period in 1999. The resulting negative gross profit for the 2000 and 1999 periods was mainly due to fixed manufacturing costs not covered by low unit volumes of routine test cards and analyzers sold during the quarters.

Total operating expenses for the quarter ended September 30, 2000 were $2,008,000 compared to $1,480,000 in the third quarter of 1999. General and administrative expenses were higher in the third quarter of 2000 compared to the same period in 1999 due to increased personnel costs and increased legal and professional fees. Sales and marketing expenses increased slightly from 1999 primarily due to higher personnel costs. Research and development expenses increased due to higher headcount and budgeted increases in payroll costs and also higher expenditures for clinical trials and studies compared to the third quarter of 1999.

Other income (expense) for the quarter ended September 30, 2000, which is composed of interest income, interest expense, royalty income and development income, was income of $304,000 compared to income of $100,000 in the quarter ended September 30, 1999. Interest income increased significantly due to higher cash and investment balances during the quarter as a result of the Series A preferred stock offering that occurred in February 2000, and development income from collaborative contracts was slightly higher.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS SEPTEMBER 30, 1999

Net sales for the nine months ended September 30, 2000 were $3,609,000, an increase of 25% compared to the same period in 1999. The increase was due to an approximately 250,000 unit increase in the sales volume of routine test cards and an increase in analyzers of 227 in 2000 compared to 1999. Cost of goods sold for the nine months ended September 30, 2000 was $2,670,000 compared to $2,358,000 for the same period in 1999, primarily due to the increased sales volume. The gross profit percentage increased compared to the prior year primarily due to the increased sales volume during 2000.

Total operating expenses for the nine months ended September 30, 2000 were $5,804,000 compared to $4,545,000 for the same period in 1999. This increase is primarily the result of budgeted payroll increases, increased headcount in several departments including administration and research and development, increased facility and maintenance costs, increased marketing studies earlier in the year and higher clinical costs during 2000 compared to 1999.

Other income (expense) for the nine months ended September 30, 2000 increased by $755,000 over the prior year due to increased interest income recognized as the result of higher cash and investment balances resulting from the issuance of Series A convertible preferred stock in February 2000 and higher development income recognized related to the collaboration agreements compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock, resulting in net proceeds of approximately $11,220,000, together with five-year warrants to acquire 240,000 shares of common stock at $10 per share. The preferred stock has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. The Company plans to use the proceeds to fund its operations and to fund continued development of new specialty test cards.

At September 30, 2000, the Company had cash and cash equivalents and investments of $12.2 million and working capital of $12.6 million, as compared to $5.2 million and $6.5 million, respectively, at December 31, 1999. During the nine months ended September 30, 2000, the Company used cash in operating activities of $2,720,000. The use of cash was primarily due to funding the net operating loss of the Company. The Company's Series A preferred stock offering accounted for the majority of the net cash provided by financing activities during the nine months ended September 30, 2000, and this cash was mainly used to purchase cash equivalents and short-term investments and finance capital expenditures.

The Company has signed a new lease agreement with respect to its executive offices and manufacturing facility. The Company plans to move into this new facility in stages during early 2001.

The Company expects to incur additional operating losses during the remainder of 2000 and into 2001. The Company's working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from the Company's distributors, primarily Bayer Diagnostics. In addition, the Company expects to incur costs associated with clinical trials for development of new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer Diagnostics, will be adequate to satisfy its planned capital requirements through 2000. The Company plans to consider external sources of financing as needed. In addition to debt financing such as a working capital line of credit, the Company may consider equity financing such as another private placement, a follow-on public offering of common stock or additional equity infusions from collaborative partners.

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



                                              PHARMANETICS, INC.

Date:  November 13, 2000                      By:  /s/ James McGowan
                                              -----------------------------
                                              James McGowan
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                              By:  /s/ Paul Storey
                                              -----------------------------
                                              Paul Storey
                                              Director of Finance
                                              (Principal Accounting Officer)