Form 10-Q
period 2001-03-31
PHARMANETICS INC
filed 2001-05-11
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934. For the transition period from
                            _________ to ___________.

                             Commission File Number
                                     0-25133

                               PHARMANETICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         North Carolina                                  56-2098302
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or organization)

    9401 Globe Center Drive, Suite 140
      Morrisville, North Carolina                           27560
(Address of Principal Executive Office)                   (Zip Code)

         Registrant's Telephone Number, Including Area Code 919-582-2600

               5301 Departure Drive, Raleigh North Carolina 27616
                 (Former Address of Principal Executive Office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding as of May 8, 2001
      Common Stock, no par value                         9,321,785

                               PHARMANETICS, INC.

                               INDEX TO FORM 10-Q



PART I.    FINANCIAL INFORMATION                                            PAGE


           Item 1. Financial Statements

           Consolidated Balance Sheets as of March 31, 2001
           (unaudited) and December 31, 2000                                 3


           Consolidated Statements of Operations for
           the Three Months ended March 31, 2001 and 2000
           (unaudited)                                                       4


           Consolidated Statements of Cash Flows for the Three
           Months ended March 31, 2001 and 2000 (unaudited)                  5


           Notes to Unaudited Consolidated Financial Statements              6


           Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8


PART II.  OTHER INFORMATION

          Item 2.      Changes in Securities                                9


          Item 6.      Exhibits and Reports on Form 8-K                     9


SIGNATURES                                                                 10

                               PHARMANETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                MARCH 31,              DECEMBER 31,
                                                                                                  2001                    2000
                                                                                                  ----                    ----
                                                                                               (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                                                  $4,120                  $5,344
      Short term investments, held-to-maturity                                                        -                   3.904
      Short term investments, trading                                                                56                       -
      Accounts and other receivables                                                                888                     301
      Inventories                                                                                 1,631                   1,286
      Other current assets                                                                          263                     218
                                                                                                    ---                     ---

            Total current assets                                                                  6,958                  11,053

Property and equipment, net                                                                       8,042                   6,424
Patents and intellectual property, net                                                              558                     536
Other noncurrent assets                                                                             445                     301
                                                                                                    ---                     ---

           Total assets                                                                         $16,003                 $18,314
                                                                                                =======                 =======

LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                             $768                    $958
      Accrued expenses                                                                              566                     649
      Deferred revenue, current portion                                                             232                     232
      Current portion of long term debt and capital lease obligations                               644                     861
                                                                                                    ---                     ---
            Total current liabilities                                                             2,210                   2,700

Noncurrent liabilities:
      Deferred revenue, less current portion                                                        839                     896
      Long term debt and capital lease obligations, less current portion                             30                      36
                                                                                                     --                      --
             Total noncurrent liabilities                                                           869                     932
                                                                                                    ---                     ---

             Total liabilities                                                                    3,079                   3,632

Series A convertible redeemable preferred stock, no par value; authorized
  120,000 shares; 97,500 shares issued and outstanding at March 31, 2001 and
  December 31, 2000, respectively (aggregate liquidation value at March 31, 2001 of $9,750,000)   8,102                   8,102

Contingently redeemable common shares                                                               900                      --

Shareholders' equity:
      Common stock, no par value; authorized 40,000,000 shares; 7,869,285 and
       7,851,225 issued and outstanding at March 31, 2001 and
       December 31, 2000, respectively                                                           46,279                  47,028
      Accumulated deficit                                                                       (42,357)                (40,448)
                                                                                                -------                 -------

           Total shareholders' equity                                                             3,922                   6,580
                                                                                                  -----                   -----

           Total liabilities, redeemable preferred stock and shareholders' equity               $16,003                 $18,314
                                                                                                =======                 =======


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (In thousands, except share data)


                                                                                             THREE MONTHS ENDED
                                                                                           MARCH 31,    MARCH 31,
                                                                                              2001         2000
                                                                                           ----------------------
Net sales                                                                                    $ 802       $1,489
Cost of goods sold                                                                             746          908
                                                                                               ---          ---

Gross profit                                                                                    56          581
                                                                                                --          ---

Operating expenses:
     General and administrative                                                                875          739
     Sales and marketing                                                                       228          219
     Research and development                                                                  819          775
                                                                                               ---          ---

        Total operating expenses                                                             1,922        1,733
                                                                                             -----        -----

Loss from operations                                                                        (1,866)      (1,152)
                                                                                            ------       ------
Other income(expense):
     Interest expense                                                                          (27)         (61)
     Interest income                                                                            80          111
     Gain (loss) on trading securities                                                           2            -
     Development income                                                                         50           71
                                                                                                --           --

        Total other income                                                                     105          121
                                                                                               ---          ---

Net and comprehensive loss                                                                  (1,761)      (1,031)

Preferred stock dividends                                                                      147           71
Amortization of beneficial conversion feature of
    Series A convertible preferred stock                                                         -          377
                                                                                               ---          ---

Net and comprehensive loss attributable to common shareholders                             ($1,908)     ($1,479)
                                                                                           =======      =======

Basic and diluted net loss per common share                                                 ($0.24)      ($0.20)
                                                                                            ======       ======

Weighted average number of outstanding common shares                                     7,851,667    7,502,756
                                                                                         =========    =========



The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                            Three Months Ended
                                                                                          March 31,    March 31,
                                                                                             2001         2000
                                                                                          ----------------------
Cash flows from operating activities:
   Net loss                                                                               ($1,761)     ($1,031)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                          227          238
        Amortization of intangible and other assets                                            44           24
        Amortization of discount on investments                                               (31)         (19)
        Provision for inventory obsolescence                                                   75            -
        Change in operating assets and liabilities:
          Accounts receivable                                                                (587)        (232)
          Inventories                                                                        (420)        (120)
          Other assets                                                                       (217)          22
          Accounts payable and accrued expenses                                              (273)         461
          Deferred revenue                                                                    (57)           -
                                                                                             ----          ---

               Net cash used in operating activities                                       (3,000)        (657)
                                                                                          -------        -----

Cash flows from investing activities:
      Payments for purchase of property and equipment                                      (1,845)        (233)
      Costs incurred to obtain patents and intangibles                                        (37)          (4)
      Purchases of investments                                                                (57)      (6,180)
      Proceeds from maturities of investments                                               3,935        1,500
                                                                                            -----        -----

              Net cash provided by (used in) investing activities                           1,996       (4,917)
                                                                                            -----      -------

Cash flows from financing activities:
      Principal payments on long-term debt and capital lease
           obligations                                                                       (223)        (187)
      Proceeds from common stock options exercised                                              3           26
      Proceeds from Series A preferred stock offering, net
        of offering costs                                                                       -       11,337
                                                                                              ---       ------

              Net cash (used in) provided by financing activities                            (220)      11,176
                                                                                            -----       ------

            Net (decrease) increase in cash and cash equivalents                           (1,224)       5,602
Cash and cash equivalents at beginning of period                                            5,344        3,661
                                                                                            -----        -----


Cash and cash equivalents at end of period                                                 $4,120       $9,263
                                                                                           ------       ------



Supplemental disclosure of noncash investing and financing activities:
  Preferred stock issuance costs                                                             $  -          $62
  Preferred stock dividends paid with common shares                                          $147           71


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Organization and Basis of Presentation

PharmaNetics, Inc. (the "Company") is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. ("CVDI"). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround diagnostics to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary dry chemistry diagnostic test system, known as the Thrombolytic Assessment System ("TAS"), to provide rapid and accurate evaluation of hemostasis at the point of patient care. Coeur Laboratories, Inc. ("Coeur"), which sold and manufactured disposable power injection syringes, is a wholly-owned subsidiary of Cardiovascular Diagnostics, Inc. In June 1999, substantially all of the operating assets and liabilities of Coeur were sold. Cardiovascular Diagnostics Europe, BV ("CDE") is a wholly-owned Dutch company that distributed the Company's products in Europe until March 1997 when it ceased operations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Coeur through June 15, 1999. All intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 3.  Investments

The Company makes investments in accordance with its investment policy which seeks to minimize the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments held-to-maturity at December 31, 2000 consisted of United States government agency obligations and corporate bonds. Trading investments at March 31, 2001 consisted of marketable equity securities. These securities are classified as trading securities as the Company may hold these securites for only a short period of time.

Note 4.  Inventory

Inventories consisted of the following (in thousands):

                           March 31, 2001               December 31, 2000
                           --------------               -----------------

Raw materials                $1,212                          $1,132
Finished goods                  419                             154
                                ---                             ---
                             $1,631                          $1,286
                             ======                          ======


Note 5.  Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's quarters ended March 31, 2001 and 2000, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

Note 6.  Preferred Stock

During the first quarter of 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock ("Series A"), resulting in net proceeds of $11,219,621. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. For the quarter ended March 31, 2001 and the year ended December 31, 2000, the Series A dividend was paid by issuing 17,337 and 40,065 shares of common stock, respectively.

Each share of the Series A is convertible into ten shares of common stock at $10.00 per share. The Series A is convertible at the option of the holder or may be redeemed at the option of the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) a completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00,
(c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) a sale of all or substantially all of the Company's assets, or
(e) at any time after February 28, 2004.

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

On the date of issuance of the Series A, the effective conversion price of the Series A was at a discount to the price of the common stock into which the Series A is convertible. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this discount totaled $3,003,590 and was recorded as a preferred stock dividend during 2000.

Note 7.  Common Stock

The 1998 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a "change in control", as defined in the agreement, the Company may be required to compensate Bayer, in cash or common shares, for any difference between the per share price originally paid by Bayer and the amount received by the Company's shareholders. In accordance with the implementation requirements of recently issued and adopted Emerging Issues Task Force Abstract No. 00-19, the Company has transferred to temporary equity an amount equal to the "change in control" payment called for by the purchase agreement. Under the new accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is in excess of the fair market value of a common share, as measured by reference to the NASDAQ National Market.

Note 8.  Development Income and Deferred Revenue

In 2000, the Company began recognizing development income in accordance with SEC Staff Accounting Bulletin No. 101. Under SAB 101, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. During 2000, the Company received payments as part of collaboration agreements with other entities. Revenue recognized related to collaboration agreements for the quarters ended March 31, 2001 and 2000 were $50,000 and $71,000, respectively.

Note 9.  Significant Customers

During the quarters ended March 31, 2001 and 2000, the Company had sales to one customer totaling $685,332 and $957,921 respectively. At March 31, 2001 and December 31, 2000, outstanding receivables from that customer totaled 84% and 92%, respectively, of total receivables.

Note 10.  Subsequent Event

In April 2001, Bayer Diagnostics, the Company's distributor, purchased at $12 per share 1,450,000 common shares of the Company for $17.4 million with terms consistent with the 1998 stock purchase agreement. This investment increased Bayer's ownership percentage in the Company from approximately 7% to 19.9%. The Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Our actual results might differ materially from those projected in the forward-looking statements due to any number of factors, including those set forth below under "--Factors That May Affect Future Results". Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in our other SEC filings, copies of which are available upon request to us.

The following discussion should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to us include our wholly-owned subsidiary, Cardiovascular Diagnostics, Inc., or CVDI.

CVDI develops, markets and manufactures a Thrombolytic Assessment System, or TAS, consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. In August 1998, CVDI signed a global distribution agreement with Chiron Diagnostics, which is now a part of the diagnostics division of the Bayer Corporation ("Bayer"), to distribute CVDI's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries. At that time, we received an equity investment of $6 million. This distribution agreement was replaced by an amended distribution agreement in April 2001, at which time Bayer invested $17.4 million in exchange for 1,450,000 shares of our common stock.

Given the consolidating hospital market and pricing pressures, our strategy has evolved towards becoming more focused on the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. We believe that rapid diagnostic capabilities improve patient care and turnover, and that there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. We also believe that these trends should allow us to obtain higher pricing for these specialty tests. As a result, we have exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing collaboration agreements with pharmaceutical companies to monitor the effects of new drugs that are in clinical trials. We believe that these and other collaborations for specialty tests will also further demand for analyzers and routine anticoagulant tests. We believe we are well positioned in our development efforts to expand our menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS MARCH 31, 2000

Net sales for the quarter ended March 31, 2001 were $802,000 compared to $1,489,000 in the same period in 2000. Revenues decreased due to the sale of more analyzers to Bayer in the first quarter of 2000 as Bayer prepared for increased promotion of the product and also due to sales of specialty cards for clinical trials during 2000 that did not occur in 2001.

Cost of goods sold for the quarter ended March 31, 2001 was $746,000 compared to $908,000 in the comparable period in 2000. The decrease was due to lower material costs as a result of lower volumes of card and analyzer sales compared to the first quarter of 2000.

Total operating expenses for the quarter ended March 31, 2001 were $1,922,000 compared to $1,733,000 in the first quarter of 2000. General and administrative expenses were higher due to increases in payroll costs because of planned headcount additions and budgeted increases and also due to facility relocation costs in 2001. Research and development expenses increased due to higher clinical trial costs associated with on-going research and development projects.

Other income (expense) for the quarter ended March 31, 2001, which is composed of interest income, interest expense and development income, was a net income of $105,000 compared to a net income of $121,000 in the first quarter ended March 31, 2000. Interest income decreased due to lower cash and investment balances during the first quarter of 2001 compared to 2000. We recognized development income in the first quarter of 2001 related to our collaboration with Aventis Pharmaceuticals entered into during 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash and cash equivalents of $4.1 million and working capital of $4.7 million, as compared to $5.3 million and $8.4 million, respectively, at December 31, 2000. During the quarter ended March 31, 2001, we used cash in operating activities of $3.0 million. The use of cash was primarily due to funding our net operating loss, increased receivable and inventory balances and decreased payables. Investing activities mainly consisted of purchasing fixed assets, consisting mainly of equipment and improvements for our new facility, which was funded through maturing short-term investments.

In April 2001, Bayer Diagnostics, our distributor, invested $17.4 million and received 1,450,000 shares of our common stock at $12 per share. This increased Bayer's ownership percentage from approximately 7% to 19.9%. We plan to use the proceeds to fund our operations and to fund development and marketing of new specialty test cards.

We expect to incur additional operating losses during the remainder of 2001. Our working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from our distributor, Bayer Diagnostics. In addition, we expect to incur costs associated with clinical trials for development of new test cards. We may acquire other products, technologies or businesses that complement our existing and planned products, although we currently have no understanding, commitment or agreement with respect to any such acquisitions. Management believes that our existing capital resources and cash flows from operations, including that from our distribution agreement with Bayer Diagnostics, will be adequate to satisfy our planned capital and operational requirements through 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect our future operating results and stock price, including: risks associated with development of new tests, particularly specialty tests that rely on development, regulatory approval, commercialization and market acceptance of collaborators' new drugs; market acceptance of TAS; our continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; and FDA regulations and other regulatory guidelines affecting us and/or our collaborators. The market price of our common stock could be subject to significant fluctuations in response to variations in our quarterly operating results as well as other factors which may be unrelated to our performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of our common stock. Securities of issuers having relatively limited capitalization or securities recently issued in an initial public offering are particularly susceptible to volatility based on short-term trading strategies of certain investors.

Part II. OTHER INFORMATION

Item 2.  Changes in Securities

None

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHARMANETICS, INC.

Date: May 11, 2001                            By:  ____________________________
                                              James McGowan
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                              By:  ____________________________
                                              Paul Storey
                                              Director of Finance/Treasurer
                                              (Principal Accounting Officer)