Form 10-Q
period 2001-06-30
PHARMANETICS INC
filed 2001-08-13
CIK 1072546

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934. For the transition period from
                            _________ to _________.

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
                            YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of August 6, 2001
  Common Stock, no par value                           9,376,073

                              PHARMANETICS, INC.

                              INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION                                            PAGE

              Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 2001
              (unaudited) and December 31, 2000                                 3

              Consolidated Statements of Operations for
              the Three Months and Six Months ended June 30, 2001 and 2000
              (unaudited)                                                       4

              Consolidated Statements of Cash Flows for the Six Months
              ended June 30, 2001 and 2000 (unaudited)                          5

              Notes to Unaudited Consolidated Financial Statements              6

              Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               8

PART II.      OTHER INFORMATION

              Item 2. Change in Securities                                     10

              Item 4. Submission of Matters to a Vote of  Security Holders     10

              Item 6.  Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                                     11

                              PHARMANETICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                                   JUNE 30,      DECEMBER 31,
                                                                                                     2001            2000
                                                                                                     ----            ----
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $ 18,461       $  5,344
   Short term investments, held-to-maturity                                                              --          3,904
   Short term investments, trading                                                                       91             --
   Accounts and other receivables                                                                       887            301
   Inventories                                                                                        1,878          1,286
   Other current assets                                                                                 202            218
                                                                                                   --------       --------

      Total current assets                                                                           21,519         11,053

Property and equipment, net                                                                           8,762          6,424
Patents and intellectual property, net                                                                  546            536
Other noncurrent assets                                                                                 381            301
                                                                                                   --------       --------

      Total assets                                                                                 $ 31,208       $ 18,314
                                                                                                   ========       ========

LIABILITIES, REDEEMABLE PREFERRED STOCK, CONTINGENTLY
REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                $    398       $    958
   Accrued expenses                                                                                     695            649
   Deferred revenue, current portion                                                                  1,232            232
   Current portion of long term debt and capital lease obligations                                       32            861
                                                                                                   --------       --------

      Total current liabilities                                                                       2,357          2,700

Noncurrent liabilities:
   Deferred revenue, less current portion                                                               781            896
   Long term debt and capital lease obligations, less current portion                                    84             36
                                                                                                   --------       --------

      Total noncurrent liabilities                                                                      865            932
                                                                                                   --------       --------

      Total liabilities                                                                               3,222          3,632

Series A convertible redeemable preferred stock, no par value; authorized
 120,000 shares; 97,500 shares issued and outstanding at June 30, 2001 and
 December 31, 2000, respectively (aggregate liquidation value at June 30, 2001 of $9,750,000)         8,102          8,102

Contingently redeemable common shares                                                                 2,161             --

Shareholders' equity:
   Common stock, no par value; authorized 40,000,000 shares; 9,341,493 and
   7,851,225 issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively                                                                   62,557         47,028
   Accumulated deficit                                                                              (44,834)       (40,448)
                                                                                                   --------       --------

      Total shareholders' equity                                                                     17,723          6,580
                                                                                                   --------       --------

      Total liabilities, redeemable preferred stock, contigently redeemable
      common stock and shareholders' equity                                                        $ 31,208       $ 18,314
                                                                                                   ========       ========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              PHARMANETICS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED

                                                        JUNE 30      JUNE 30      JUNE 30      JUNE 30
                                                         2001         2000         2001         2000
                                                         ----         ----         ----         ----

Net sales                                             $    1,322   $    1,377   $    2,124   $    2,866
Cost of goods sold                                         1,112          973        1,858        1,891
                                                      ----------   ----------   ----------   ----------

Gross profit                                                 210          404          266          975
                                                      ----------   ----------   ----------   ----------

Operating expenses:
    General and administrative                             1,351          864        2,226        1,594
    Sales and marketing                                      364          345          592          563
    Research and development                                 931          853        1,750        1,628
                                                      ----------   ----------   ----------   ----------

         Total operating expenses                          2,646        2,062        4,568        3,785
                                                      ----------   ----------   ----------   ----------

Operating loss                                            (2,436)      (1,658)      (4,302)      (2,810)
                                                      ----------   ----------   ----------   ----------

Other income (expense):
    Interest expense                                         (40)         (54)         (67)        (115)
    Interest income                                          130          211          210          322
    Loss on trading securities                                (4)           -           (2)           -
    Grant/royalty income                                      12           19           12           19
    Development income                                        50          212          100          283
    Other expense                                            (45)           -          (45)           -
                                                      ----------   ----------   ----------   ----------

         Total other income                                  103          388          208          509
                                                      ----------   ----------   ----------   ----------

Net and comprehensive loss                                (2,333)      (1,270)      (4,094)      (2,301)

Dividends on preferred stock                                 144          179          291          250

Amortization of beneficial conversion feature of
    Series A convertible preferred stock                       -          598            -          975
                                                      ----------   ----------   ----------   ----------

Net loss applicable to common shareholders               ($2,477)     ($2,047)     ($4,385)     ($3,526)
                                                      ==========   ==========   ==========   ==========

Basic and diluted net loss per common
 share                                                    ($0.28)      ($0.27)      ($0.53)      ($0.47)
                                                      ==========   ==========   ==========   ==========

Average weighted common shares outstanding             8,846,101    7,544,019    8,351,631    7,535,664
                                                      ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              PHARMANETICS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                     June 30    June 30
                                                                                      2001       2000
                                                                                      ----       ----

Cash flows from operating activities:
   Net loss                                                                        ($4,094)   ($2,301)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
       Loss on sale of assets                                                           49          -
       Depreciation                                                                    555        492
       Amortization of intangible and other assets                                      91         59
       Amortization of discount on investment                                          (31)      (121)
       Provision for inventory obsolescence                                             75         59
   Change in assets and liabilities:
      Accounts receivable                                                             (586)        29
      Inventories                                                                     (667)       (99)
      Other assets                                                                    (121)       (41)
      Accounts payable and accrued expenses                                           (514)       585
      Deferred revenue                                                                 884          -
                                                                                  --------   --------

                Net cash used in operating activities                               (4,359)    (1,338)
                                                                                  --------   --------

Cash flows from investing activities:
    Payments for purchase of property and equipment                                 (2,872)      (630)
    Costs incurred to obtain patents and intangibles                                   (43)        (4)
    Proceeds from maturities of investments                                          3,935      1,500
    Purchases of investments                                                           (90)   (10,534)
                                                                                  --------   --------

         Net cash provided by (used in) investing activities                           930     (9,668)
                                                                                  --------   --------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease
      obligations                                                                     (853)      (366)
    Proceeds from issuance of common stock, net of offering costs                   17,360          -
    Proceeds from exercise of stock options                                             39         39
    Proceeds from Series A preferred stock offering, net of
     offering costs                                                                      -     11,229
                                                                                  --------   --------

         Net cash provided by financing activities                                  16,546     10,902
                                                                                  --------   --------

         Net increase (decrease) in cash and cash equivalents                       13,117       (104)
Cash and cash equivalents at beginning of period                                     5,344      3,661
                                                                                  --------   --------

Cash and cash equivalents at end of period                                        $ 18,461   $  3,557
                                                                                  ========   ========

Supplemental disclosure of noncash investing and financing activities:
  Preferred stock issuance costs                                                  $      -   $     62
  Preferred stock dividends paid with common shares                               $    291   $    250
  Purchase of property and equipment through capital lease                        $     72   $      -

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

Note 3. Investments

The Company makes investments in accordance with its investment policy which seeks to minimize the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments held-to-maturity at December 31, 2000 consisted of United States government agency obligations and corporate bonds. Trading investments at June 30, 2001 consisted of marketable equity securities. These securities are classified as trading securities as the Company may hold these securities for only a short period of time.

Note 4. Inventory

Inventories consisted of the following (in thousands):


                  June 30, 2001  December 31, 2000
                  -------------  -----------------
Raw materials        $1,496           $1,132
Finished goods          382              154
                     ------           ------
                     $1,878           $1,286
                     ======           ======

Note 5. Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's quarters ended June 30, 2001 and 2000, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. The number of potential common shares (options, warrants and convertible preferred stock) as of June 30, 2001 totaled 2,603,175.

Note 6. Preferred Stock

During the first quarter of 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock ("Series A"), resulting in net proceeds of $11,219,621. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. For the quarter ended June 30, 2001 and the year ended December 31, 2000, the Series A dividend was paid by issuing 13,708 and 40,065 shares of common stock, respectively.

Each share of the Series A is convertible into ten shares of common stock at $10.00 per share. The Series A is convertible at the option of the holder at any time or may be redeemed at the option of the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) a completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00, (c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) a sale of all or substantially all of the Company's assets, or (e) at any time after February 28, 2004.

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

Note 7. Common Stock

In April 2001, Bayer Diagnostics, the Company's distributor, purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer's ownership percentage in the Company from approximately 7% to 19.9%. The Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998.

The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a "change in control", as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount received by the Company's shareholders. In accordance with the implementation requirements of recently issued and adopted Emerging Issues Task Force Abstract No. 00-19, the Company has transferred to temporary equity an amount equal to the "change in control" payment called for by the purchase agreement. Under the new accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is in excess of the fair market value of a common share, as measured by reference to the NASDAQ National Market.

Note 8. Deferred Revenue

In 2000, the Company began recognizing revenue in accordance with SEC Staff Accounting Bulletin No. 101. Under SAB 101, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. During 2001 and 2000, the Company received payments as part of collaboration agreements with other entities. Revenue recognized related to collaboration agreements for the quarters ended June 30, 2001 and 2000 were $550,000 and $71,000, respectively.

Note 9. Significant Customers

During the quarters ended June 30, 2001 and 2000, the Company had sales to one customer totaling $795,832 and $957,921, respectively. At June 30, 2001 and December 31, 2000, outstanding receivables from that customer totaled 68% and 92%, respectively, of total receivables.

Note 10. Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS Nos. 141 and 142 will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business transactions, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends, will be January 1, 2002. We do not anticipate that these standards will have any material impact on the Company's financial condition, results of operations or cash flows.

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

Given the consolidating hospital market and pricing pressures, our strategy has evolved towards becoming more focused on the development of theranostic tests for drugs, some which have narrow ranges between over- and under-dosage. Theranostics is an emerging new field of medicine that enables physicians to therapeutically manage coagulation parameters of their patients in the treatment of angina, myocardial infarction (heart attack), stroke, and pulmonary and arterial emboli. The Company's flexible technology platform is the primary driver of existing collaborations with a number of major pharmaceutical companies, including Aventis Pharmaceuticals and Knoll BASF, to develop theranostic tests for specific compounds and disease indications being targeted by these corporations. These and other future collaborations for theranostic tests also may further demand for our analyzers and routine anticoagulant tests. We believe that rapid diagnostic capabilities improve patient care and turnover, and that there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. We also believe that these trends should allow us to obtain higher pricing for these theranostic tests. Our development efforts will continue to focus on expanding our menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VS JUNE 30, 2000

Net sales for the quarter ended June 30, 2001 were $1,322,000 compared to $1,377,000 in the same period in 2000. Revenues decreased mainly due to lower quantities of routine test cards and analyzers sold to Bayer during the second quarter of 2001. The decreased routine test cards were partially offset by higher revenues from specialty card revenue. The specialty card revenue in 2001 was mainly attributable to a $1.5 million payment from AstraZeneca of which $500,000 was recognized as revenue in the second quarter of 2001. The remainder of this payment will be recognized as revenue in the second half of the year.

Cost of goods sold for the quarter ended June 30, 2001 was $1,112,000 compared to $973,000 in the same period in 2000. This increase was principally due to higher manufacturing costs during the second quarter of 2001 associated with our move to a new facility. Thus, the resulting gross profit for the 2001 period was lower than the second quarter of 2000 as a result of the decreased sales volume and the noted manufacturing cost increases.

Total operating expenses for the quarter ended June 30, 2001 were $2,646,000 compared to $2,062,000 in the second quarter of 2000. General and administrative expenses were higher in the second quarter of 2001 compared to the same period in 2000 due to facility relocation costs and technology infrastructure costs that did not occur in the comparable period in 2000, and also because of budgeted increased personnel costs. Sales and marketing expenses increased slightly from 2000 primarily due to training materials expense during the second quarter of 2001 that did not occur in 2000. Research and development expenses increased mainly due to budgeted increases in payroll costs.

Other income (expense) for the quarter ended June 30, 2001, which is composed of interest income, interest expense, royalty income and development income, was a net other income of $103,000 compared to a net other income of $388,000 in the second quarter ended June 30, 2000. Interest income decreased as a result of lower interest rates and lower average cash and investment balances during the quarter compared to 2000 as the Bayer investment was not received until May 2001. In addition, development income decreased during the second quarter of 2001 as income was recognized during the second quarter of 2000 related to a collaborative development agreement with Bayer which ended during 2000.

SIX MONTHS ENDED JUNE 30, 2001 VS JUNE 30, 2000

Net sales for the six months ended June 30, 2001 were $2,124,000 compared to $2,866,000 for the same period in 2000. This decrease was mainly due to decreased revenue from the sale of analyzers and controls to our distributor in 2001 compared to 2000. This decrease was partially offset by increased specialty card revenue related to the payment from AstraZeneca in the second quarter of 2001.

Cost of goods sold for the six months ended June 30, 2001 was $1,858,000 compared to $1,891,000 for the same period in 2000. Cost of goods sold decreased in 2001 as a result of the lower sales volume, but this decrease was partially offset by increased manufacturing costs associated with the Company's move to a new facility. The gross profit percentage decreased compared to the prior year as a result of these cost increases and lower sales volume.

Total operating expenses for the six months ended June 30, 2001 were $4,568,000 compared to $3,785,000 for the same period in 2000. This increase is primarily the result of facility relocation costs, technology infrastructure costs, increased research costs related to on-going development projects and budgeted payroll increases in administration and research.

Other income (expense) for the six months ended June 30, 2001 decreased by $301,000 over the prior year due to decreased interest income as a result of lower interest rates and average cash and investment balances. Development income also decreased because a collaboration agreement with Bayer that generated income the first six months of 2000 was terminated prior to 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash and cash equivalents of $18.5 million and working capital of $19.2 million, as compared to $9.2 million and $8.4 million, respectively, at December 31, 2000. During the quarter ended June 30, 2001, we used cash in operating activities of $4.4 million. The use of cash was primarily due to funding our net operating loss, increased receivable and inventory balances and decreased payables. These outflows were somewhat offset by inflows from amounts that were deferred to subsequent periods. Investing activities mainly consisted of purchasing fixed assets, consisting mainly of equipment and improvements for our new facility. Financing activities included the elimination of our remaining debt with Transamerica Business and a significant equity financing with Bayer Diagnostics, our distributor, who invested $17.4 million in exchange for 1,450,000 shares of our common stock at $12 per share. This increased Bayer's ownership percentage from approximately 7% to 19.9%. We plan to use the proceeds to fund our operations and to fund development and marketing of new specialty test cards.

We expect to incur additional operating losses during the remainder of 2001. Our working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from our distributor, Bayer Diagnostics. In addition, we expect to incur costs associated with clinical trials for development of new test cards. We may acquire other products, technologies or businesses that complement our existing and planned products, although we currently have no understanding, commitment or agreement with respect to any such acquisitions. Management believes that our existing capital resources and cash flows from operations, including that from our distribution agreement with Bayer Diagnostics, will be adequate to satisfy our planned capital and operational requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect the Company's future operating results and stock price, including risks associated with development of new tests, particularly specialty tests that rely on development, regulatory approval, commercialization and market acceptance of collaborators' new drugs; market acceptance of TAS; the Company's continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's common stock. Securities of issuers having relatively limited capitalization or securities recently issued in an initial public offering are particularly susceptible to volatility based on short-term trading strategies of certain investors.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended June 30, 2001, the Company issued the following unregistered securities: 1,450,000 shares of Common Stock in a private placement to Bayer Diagnostics Corporation for an aggregate of $17,400,000 in cash. No underwriters were used or commissions paid in connection with this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 16, 2001. The following is a description of the matters voted upon at the meeting and the numbers of affirmative votes and negative votes cast with respect to each matter.

(a) The following persons were elected to the Company's Board of Directors. The votes for, against (withheld) and abstentions were as follows:

          Nominee                         Votes For  Votes Withheld  Votes Abstained
          -------                         ---------  --------------  ---------------

          John P. Funkhouser              7,689,080       26,593            0
          William A. Hawkins              7,692,980       23,053            0
          John K. Pirotte                 7,697,480       18,553            0
          Stephen R. Puckett              7,697,480       18,553            0
          Philip R. Tracy                 7,697,480       18,553            0
          Frances L. Tuttle               7,695,980       20,053            0
          James B. Farinholt Jr.          7,695,980       20,053            0

(b) The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending December 31, 2001 with 7,711,623 shares voting for, 4,285 shares voting against and 125 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K on April 27, 2001 disclosing the terms of an Amended and Restated Distribution Agreement and Stock Purchase Agreement with Bayer Corporation relating to its $17,400,000 investment in the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHARMANETICS, INC.

Date: August 13, 2001                     By:          /s/ James McGowan
                                                 ----------------------------
                                         James McGowan
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                         By:          /s/ Paul Storey
                                                 ----------------------------
                                         Paul Storey
                                         Director of Finance/Treasurer
                                         (Principal Accounting Officer)