Form 10-Q
period 2001-09-30
PHARMANETICS INC
filed 2001-11-09
CIK 1072546

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934.
               For the quarterly period ended September 30, 2001.

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding as of November 7, 2001
    Common Stock, no par value                          9,380,805

                               PHARMANETICS, INC.

                               INDEX TO FORM 10-Q

PART I.              FINANCIAL INFORMATION                                                                     PAGE

                     Item 1.  Financial Statements

                     Consolidated Balance Sheets as of  September 30, 2001
                       (unaudited) and December 31, 2000                                                        3

                     Consolidated Statements of Operations for the Three Months
                       and Nine Months ended September 30, 2001 and 2000
                       (unaudited)                                                                              4

                     Consolidated Statements of Cash Flows for the Nine Months
                       ended September 30, 2001 and 2000 (unaudited)                                            5

                     Notes to the  Unaudited Consolidated Financial Statements                                  6

                     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                        8


SIGNATURES                                                                                                     11

                               PHARMANETICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                                   2001            2000
                                                                                                   ----            ----

                                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $16,486        $5,344
   Short term investments, held-to-maturity                                                             --         3,904
   Short term investments, trading                                                                      82            --
   Accounts and other receivables                                                                      345           301
   Inventories                                                                                       1,992         1,286
   Other current assets                                                                                199           218
                                                                                                       ---           ---

      Total current assets                                                                          19,104        11,053

Property and equipment, net                                                                          8,450         6,424
Patents and intellectual property, net                                                                 553           536
Other noncurrent assets                                                                                286           301
                                                                                                       ---           ---

      Total assets                                                                                 $28,393       $18,314
                                                                                                   =======       =======


LIABILITIES, REDEEMABLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE COMMON STOCK
AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                   $243          $958
   Accrued expenses                                                                                    559           649
   Deferred revenue, current portion                                                                   732           232
   Current portion of long term debt and capital lease obligations                                      33           861
                                                                                                        --           ---

      Total current liabilities                                                                      1,567         2,700

Noncurrent liabilities:
   Deferred revenue, less current portion                                                              723           896
   Long term debt and capital lease obligations, less current portion                                   75            36
                                                                                                        --            --

      Total noncurrent liabilities                                                                     798           932
                                                                                                       ---           ---

      Total liabilities                                                                              2,365         3,632

Series A convertible redeemable preferred stock, no par value; authorized
 120,000 shares; 95,500 and 97,500 shares issued and outstanding at September 30, 2001 and
 December 31, 2000, respectively (aggregate liquidation value at September 30, 2001 of $9,550)       7,936         8,102

Contingently redeemable common stock                                                                 9,050            --

Shareholders' equity:
   Common stock, no par value; authorized 40,000,000 shares; 9,393,805 and
     7,851,225 issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively                                                                56,035        47,028
   Accumulated deficit                                                                             (46,993)      (40,448)
                                                                                                   --------      --------

      Total shareholders' equity                                                                     9,042         6,580
                                                                                                   -------         -----

      Total liabilities, redeemable preferred stock, contingently redeemable
        common stock and shareholders' equity                                                      $28,393       $18,314
                                                                                                   =======       =======


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED

                                                                SEPTEMBER 30    SEPTEMBER 30   SEPTEMBER 30    SEPTEMBER 30
                                                                    2001           2000            2001            2000
                                                                    ----           ----            ----            ----

Net sales                                                             $1,235       $   743          $3,359          $3,609
Cost of goods sold                                                     1,004           788           2,865           2,670
                                                                       -----           ---           -----           -----

Gross profit                                                             231           (45)            494             939
                                                                         ---           ----            ---             ---

Operating expenses:
     General and administrative                                        1,094           794           3,322           2,400
     Sales and marketing                                                 336           213             928             776
     Research and development                                          1,007         1,001           2,752           2,628
                                                                       -----         -----           -----           -----

           Total operating expenses                                    2,437         2,008           7,002           5,804
                                                                       -----         -----           -----           -----

Operating loss                                                        (2,206)       (2,053)         (6,508)         (4,865)
                                                                      -------       -------         -------        -------

Other income (expense):
     Interest expense                                                     (3)          (47)            (69)           (161)
     Interest income                                                     138           209             347             532
     Grant/royalty income                                                  -             -              12              19
     Development income                                                   50           142             150             425
     Other expense                                                        (5)            -             (52)              -
                                                                          ---            -            ----               -

           Total other income                                            180           304             388             815
                                                                         ---           ---             ---             ---

Net and comprehensive loss                                            (2,026)       (1,749)         (6,120)         (4,050)

Dividends on preferred stock                                             134           168             425             417

Amortization of beneficial conversion feature of
     Series A convertible preferred stock                                  -             -               -             976
                                                                           -          ----               -             ---

Net loss applicable to common shareholders                           ($2,160)      ($1,917)        ($6,545)       ($5,443)
                                                                     ========      ========        ========       ========


Basic and diluted net loss per common
  share                                                               ($0.23)       ($0.25)         ($0.75)        ($0.72)
                                                                      =======       =======         =======        =======


Average weighted common shares outstanding                             9,369         7,676           8,694          7,594
                                                                ============   ===========    ============    ===========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               PHARMANETICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                       NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30  SEPTEMBER 30
                                                                                                       2001          2000
                                                                                                       ----          ----

Cash flows from operating activities:
    Net loss                                                                                        ($6,120)     ($4,050)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
         Loss on disposal of assets                                                                      49            -
         Depreciation                                                                                   925          733
         Amortization of intangible and other assets                                                    144          101
         Amortization of discount on investment                                                         (31)        (270)
         Loss on  trading securities                                                                      5            -
         Provision for inventory obsolescence                                                           110           74
         Provision for warranty reserve                                                                   -            3
    Change in assets and liabilities:
        Accounts receivable                                                                             (43)         247
        Inventories                                                                                    (816)        (349)
        Other assets                                                                                    (60)        (109)
        Accounts payable and accrued expenses                                                          (733)         900
        Deferred revenue                                                                                326            -
                                                                                                        ---            -

                    Net cash used in operating activities                                            (6,244)      (2,720)
                                                                                                     -------      -------

Cash flows from investing activities:

     Payments for purchase of property and equipment                                                 (3,000)      (1,299)
     Costs incurred to obtain patents and intangibles                                                   (67)         (14)
     Proceeds from maturities of investments                                                          3,935        4,000
     Purchases of investments                                                                           (88)     (10,534)
                                                                                                        ----     --------

           Net cash provided by (used in) investing activities                                          780       (7,847)
                                                                                                        ---       -------

Cash flows from financing activities:

     Principal payments on long-term debt and capital lease
        obligations                                                                                    (860)        (570)
     Proceeds from issuance of common stock, net of offering costs                                   17,360            -
     Proceeds from exercise of stock options                                                            106          139
     Proceeds from Series A preferred stock offering, net of
      offering costs                                                                                      -       11,220
                                                                                                          -       ------

           Net cash provided by financing activities                                                 16,606       10,789
                                                                                                     ------       ------

           Net increase in cash and cash equivalents                                                 11,142          222
Cash and cash equivalents at beginning of period                                                      5,344        3,661
                                                                                                      -----        -----

Cash and cash equivalents at end of period                                                          $16,486       $3,883
                                                                                                    =======       ======


Supplemental disclosure of noncash investing and financing activities:

   Preferred stock issuance costs                                                                        $-          $62
   Preferred stock dividends paid with common shares                                                   $425         $417
   Purchase of property and equipment through capital lease                                             $72           $-

The accompanying notes are an integral part of the unaudited consolidated financial statements.
                                        5

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

Note 3. Investments

The Company makes investments in accordance with its investment policy which seeks to minimize the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments held-to-maturity at December 31, 2000 consisted of United States government agency obligations and corporate bonds. Trading investments at September 30, 2001 consisted of marketable equity securities. These securities are classified as trading securities as the Company may hold these securities for only a short period of time.

Note 4. Inventory

Inventories consisted of the following (in thousands):

                            September 30, 2001      December 31, 2000
                            ------------------      -----------------

Raw materials                     $1,449                    $1,132
Finished goods                       543                       154
                                     ---                       ---
                                  $1,992                    $1,286
                                  ======                    ======


Note 5. Loss Per Common Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company's quarters ended September 30, 2001 and 2000, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. The number of potential common shares (options, warrants and convertible preferred stock) as of September 30, 2001 and 2000 totaled 2,586,175 and 2,482,148, respectively.

Note 6. Preferred Stock

During the first quarter of 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock ("Series A"), resulting in net proceeds to the Company of $11,219,621. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. For the quarter ended September 30, 2001 and the year ended December 31, 2000, the Series A dividend was paid by issuing 19,070 and 40,065 shares of common stock, respectively.

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

The holders of the Series A have a liquidation preference of $100 per preferred share plus any accrued but unpaid dividends then held, such amounts subject to certain adjustments. The liquidation preference is payable upon a change in control of the Company, thus the Series A is carried in the mezzanine section of the balance sheet. The holders also have the right to vote together with the common stock on an as-if-converted basis.

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

Note 8. Deferred Revenue

In 2000, the Company began recognizing revenue in accordance with SEC Staff Accounting Bulletin No. 101. Under SAB 101, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. During 2001 and 2000, the Company received payments as part of collaboration agreements with other entities. Revenue recognized related to collaboration agreements for the quarters ended September 30, 2001 and 2000 were $550,000 and $142,000, respectively.

Note 9. Significant Customers

During the quarters ended September 30, 2001 and 2000, the Company had sales to one customer totaling $732,000 and $711,000, respectively. At September 30, 2001 and December 31, 2000, outstanding receivables from that customer totaled 65% and 92%, respectively, of total receivables.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, and in July, 2001 the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment of Disposal of Long-Lived Assets. FAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

FAS 144 supersedes FAS 121 and applies to all long-lived assets, including discontinued operations, and amends Accounting Principles Board Opinion No. 30 ("APB 30") Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS SEPTEMBER 30, 2000

Net sales for the quarter ended September 30, 2001 were $1,235,000 compared to $743,000 in the same period in 2000. The increase was due to higher specialty card revenue in 2001, attributable to a $1.5 million payment from AstraZeneca early in 2001 which was recorded as deferred revenue in accordance with the provisions of the contract. In the third quarter, $500,000 of this payment was recognized as revenue. The remainder of this payment will be recognized as revenue in the fourth quarter of the year. Routine test card and TAS analyzer revenue was virtually unchanged from the prior period.

Cost of goods sold for the quarter ended September 30, 2001 was $1,004,000 compared to $788,000 in the same period in 2000. This increase was principally due to higher manufacturing costs related to depreciation, personnel and inventory reserves in 2001 compared to 2000. The resulting gross profit for the 2001 period was higher than the third quarter of 2000 as a result of the increased specialty test card revenue that more than offset the noted manufacturing cost increases.

Total operating expenses for the quarter ended September 30, 2001 were $2,437,000 compared to $2,008,000 in the third quarter of 2000. General and administrative expenses were higher in the third quarter of 2001 compared to the same period in 2000 due to technology infrastructure costs that did not occur in the comparable period in 2000, and also because of expected increased personnel costs. Sales and marketing expenses increased from 2000 primarily due to training materials expense during the third quarter of 2001 that did not occur in 2000. Research and development expenses increased slightly with expected increases in payroll costs offset by decreased clinical research costs compared to the prior year period.

Other income (expense) for the quarter ended September 30, 2001, which is composed of interest income, interest expense, royalty income and development income, was a net other income of $180,000 compared to a net other income of $304,000 in the third quarter of 2000. Interest income decreased in the third quarter of 2001 compared to 2000 as much lower interest rates more than offset higher average cash balances. In addition, development income decreased during the third quarter of 2001 as income was recognized during the third quarter of 2000 related to a collaborative development agreement with Bayer that ended during 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001 were $3,359,000 compared to $3,609,000 for the same period in 2000. This decrease was mainly due to decreased revenue from the sale of routine test cards, analyzers and controls to our distributor in 2001 compared to 2000. This decrease was partially offset by increased specialty card revenue related to the payment from AstraZeneca in 2001.

Cost of goods sold for the nine months ended September 30, 2001 was $2,865,000 compared to $2,670,000 for the same period in 2000. Cost of goods sold increased in 2001 as a result of higher manufacturing costs associated with the Company's move to a new facility, including increased depreciation related to new equipment and additional personnel. The gross profit percentage decreased compared to the prior year as a result of these cost increases and lower sales volume.

Total operating expenses for the nine months ended September 30, 2001 were $7,002,000 compared to $5,804,000 for the same period in 2000. This increase is primarily the result of facility relocation costs, technology infrastructure costs, budgeted payroll increases and increased sales and marketing efforts.

Other income (expense) for the nine months ended September 30, 2001, was a net other income of $388,000 compared to a net other income of $815,000 in the same period of 2000. Interest income decreased compared to 2000 as much lower interest rates more than offset higher average cash balances. In addition, development income decreased during the nine months of 2001 as income was recognized during 2000 related to a collaborative development agreement with Bayer that ended prior to 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents and investments of $16.6 million and working capital of $17.5 million, as compared to $9.2 million and $8.4 million, respectively, at December 31, 2000. During the nine months ended September 30, 2001, we used cash in operating activities of $6.2 million. The use of cash was primarily due to funding our net operating loss, increased inventory balances and decreased payables. These outflows were somewhat offset by inflows from past revenues that were deferred to subsequent periods. Investing activities in 2001 mainly consisted of purchasing fixed assets, consisting mainly of equipment and improvements for our new facility. Financing activities in 2001 included the elimination of our remaining debt with Transamerica Business and a significant equity financing with Bayer Diagnostics, our distributor, who invested $17.4 million in exchange for 1,450,000 shares of our common stock at $12 per share. This increased Bayer's ownership percentage from approximately 7% to 19.9%. We have used and plan to continue to use the proceeds to fund our operations and to fund development and marketing of new specialty test cards.

We expect to incur additional operating losses during the remainder of 2001 and into 2002. Our working capital requirements will depend on many factors, primarily the volume of future orders of TAS products from our distributor, Bayer Diagnostics. In addition, we expect to incur costs associated with clinical trials for development of new test cards. We may acquire other products, technologies or businesses that complement our existing and planned products, although we currently have no understanding, commitment or agreement with respect to any such acquisitions. Management believes that our existing capital resources and cash flows from operations, including that from our distribution agreement with Bayer Diagnostics, will be adequate to satisfy our planned capital and operational requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS Nos. 141 and 142 will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business transactions, will cease upon adoption of SFAS No. 142, which for companies with calendar year ends, will be January 1, 2002. We do not anticipate that these standards will have any material impact on the Company's financial condition, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, and in July, 2001 the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment of Disposal of Long-Lived Assets. FAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

FAS 144 supersedes FAS 121 and applies to all long-lived assets, including discontinued operations, and amends Accounting Principles Board Opinion No. 30 ("APB 30") Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect our future operating results and stock price, including risks associated with development of new tests, particularly specialty tests that rely on development, regulatory approval, commercialization and market acceptance of collaborators' new drugs; market acceptance of TAS; our continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the common stock could be subject to significant fluctuations in response to variations in our quarterly operating results as well as other factors which may be unrelated to our performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of our common stock. Securities of issuers having relatively limited capitalization or securities recently issued in an initial public offering are particularly susceptible to volatility based on short-term trading strategies of certain investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHARMANETICS, INC.

Date: November 9, 2001                    By: /s/ James McGowan
                                             ----------------------------------

                                          James McGowan
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                          By: /s/ Paul Storey
                                             ----------------------------------

                                          Paul Storey
                                          Director of Finance/Treasurer
                                          (Principal Accounting Officer)