Form 10-K
period 2001-12-31
PHARMANETICS INC
filed 2002-03-22
CIK 1072546

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                         FOR THE TRANSITION PERIOD FROM

                             _________ to__________

                         Commission file number 0-25133

                              PHARMANETICS, INC.
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                    56-2098302
         (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)

     9401 GLOBE CENTER DRIVE, SUITE 140
        MORRISVILLE, NORTH CAROLINA                             27560
           (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code:
                                  919-582-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK (NO PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon $7.75 per share, the closing price of the Common Stock on March 18, 2002, on the NASDAQ National Market System, was approximately $57,503,000 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

     As of March 18, 2002, the registrant had outstanding 9,534,494 shares of Common Stock (no par value).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

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

     The Company currently sells domestically and internationally its TAS analyzer and a menu of tests and controls. Of these tests, the following have received Food and Drug Administration, or FDA, clearance under Section 510(k) of the Food, Drug and Cosmetic Act and are currently sold for commercial use:
Prothrombin Time ("PT"); PT non-citrated ("PTNC"); PT One; activated Partial Thromboplastin Time ("aPTT"); Heparin Management test ("HMT"); Low Range
Heparin Management Test ("LHMT"); and Heparin Management Panel and Accent system, a hardware accessory to the TAS analyzer which combines the TAS technology and the currently marketed HMT with two other test cards, the Heparin Titration test ("HTT") and Protamine Response test ("PRT") with the Accent. The Company has sold three other tests, the Lysis Onset Time ("LOT), Ecarin Clotting Time ("ECT") and a modified ecarin clotting time test "for investigational use only". In addition, the Company has obtained a Humanitarian Device Exemption, or HDE, for its ECT card, which is used in managing patients suffering from heparin induced thrombocytopenia, or HIT. HDE approval is an accelerated FDA authorization process to market devices used in rare disease states where no existing solution is available. In addition, the Company is currently researching and developing other test cards for use on the TAS system.

INDUSTRY OVERVIEW

     Blood testing within the practice of laboratory medicine has been evolving in response to the physician's demand for information. This demand for information is particularly acute in blood testing, where access to timely and accurate results is critical to effective patient care. Initially, hospital blood analysis was performed in multiple small laboratories that typically used time consuming manual techniques. The accuracy of tests performed under these conditions varied considerably depending upon, among other factors, the skill of the laboratory personnel. The advent of automated blood testing allowed for centralization and standardization of laboratory tests. With improved access to blood analysis, physicians began to use laboratory tests as a primary diagnostic tool and consequently demanded more tests and faster results. In an effort to meet this demand, some hospitals established decentralized stat laboratories nearer the patient. These laboratories typically rely on technology designed for efficiency in a high-volume centralized department. CVDI believes that reliance on this technology makes stat laboratories inadequate and expensive, creating a need for new technology suitable for use at the point of patient care. As diagnostics move closer to the patient, the centralized lab has had a reduced role in the purchasing decisions for point-of-care systems. The physician is more likely to have influence over the use of point-of-care technology given its ability to be a valuable tool for managing therapy.

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

     The analyzer and test cards are designed to work effectively in a decentralized testing environment where they are used by healthcare personnel who do not need formal central laboratory training. To operate TAS, a test card is passed through the magnetic strip reader of the analyzer, which automatically initiates quality controls and begins to elicit information from the operator through a series of prompts outlining the operating procedure for the specific test to be performed. The test card is then inserted into the TAS analyzer. A single drop of unprocessed, noncitrated or citrated whole blood or plasma is then placed into the reaction chamber of the test card, which already contains the appropriate mixture of dry reagents and PIOP for the test being performed. Typically within three minutes, the screen on the TAS analyzer displays a numerical test result, which is comparable to the result which would be achieved in a central laboratory using traditional testing procedures. The portable analyzer has been designed with a memory capability, may be connected to a printer, and with a software upgrade may be connected to the hospital's patient information system. The internal memory of the TAS analyzer allows for the storage of up to 1,000 individual test results and has an alphanumeric keypad that allows for the input of up to a 20-character patient identification code. Additionally, the keypad provides for coded entry so only authorized personnel can gain access to the system. The analyzer can operate either on wall current or on an internal rechargeable battery. The Company's distributor, Bayer Diagnostics ("Bayer") currently markets this product as the Rapidpoint Coag analyzer.

ACCENT

     The Accent is a hardware accessory to the TAS analyzer. The Accent is a microprocessor-based device that connects to the TAS analyzer and automatically calculates the information required by physicians to manage the anticoagulation of patients during cardiopulmonary bypass procedures. It is used in conjunction with the HTT, PRT and HMT cards and is marketed by Bayer as Rapidpoint ACCENT. The data collected by Accent can be transferred to a printer and/or hospital information system for storage.

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

     The aPTT test is a coagulation screening test which may be used in conjunction with the PT to provide a global assessment of a patient's ability to form a clot. In addition, the aPTT test is used to monitor heparin, an injectable anticoagulant. Hospitals routinely use heparin as the initial treatment for patients with a clot, including patients suffering from heart attacks or strokes. Heparin also prevents clots from forming in patients undergoing procedures involving particular risks of clotting, such as angiography, open heart surgery, dialysis and several other surgeries. Heparin must be closely monitored to assure adequate anticoagulation without increasing the risk of developing a bleeding complication. Time is particularly important when monitoring heparin, since the intravenously administered drug affects a patient's coagulation system within minutes.

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

     The HTT and PRT test cards are combined with the HMT to provide a system for total individualized heparin management during cardiac surgery. Heparin management is complicated due to patients' widely variable response to this drug as well as its clearance rate from the blood during surgery. Heparin dosing based on weight-based protocols is often unreliable, particularly in complicated cases with patients receiving simultaneous therapy. CVDI believes the HTT/PRT approach should make it easier and cost effective to incorporate individual heparin management into routine practice.

     The LHMT card is used principally in cardiac catheterization and interventional cardiology procedures. It is designed to monitor the effects of low to moderate levels of heparin.

     The Company markets it ECT card under the FDA's Humanitarian Device Exemption program. The ECT card is used in managing patients suffering from heparin induced thrombocytopenia. The FDA's approval only allows the use of the test for managing patients who receive Refludan while undergoing cardiopulmonary bypass.

TEST CARDS UNDER DEVELOPMENT

     The Company is continuing research and development focused on expanding the current menu of tests for the TAS analyzer. CVDI is currently researching and/or developing the following new tests:

Test                           Description
---                            -----------

Enoxaparin Test                Test to monitor the anticoagulant effect of the
                               low molecular weight heparin enoxaparin sodium used for the treatment and prevention of thrombotic diseases, This test is the subject of a collaborative development agreement with
                               Aventis Pharmaceuticals, Inc. In October 2001, the Company filed a 510k with the FDA for clearance to market this test.

Protein C Test                 Test for monitoring and screening potential
                               treatments for patients with sepsis

Ecarin Clotting Time ("ECT")   Test to monitor direct thrombin inhibitors for
                               use in patients treated for heart attack or prevention of deep vein thrombosis

Modified Ecarin Clotting Time  Test to allow the monitoring of oral antithrombin drugs currently in FDA Phase III development for treatment of DVT and atrial fibrillation

Lysis Onset Time ("LOT")       Test to monitor a patient's lytic response to any
                               thrombolytic drug used for the treatment of heart attack, stroke or other thrombotic diseases

QUALITY CONTROL PRODUCTS

     The Company also develops single-use "crush-vial" controls for each test card. These controls are produced by CVDI and a contract manufacturer and allow quality assurance testing at the point of care. In addition, the Company sells an Electronic Quality Control ("EQC") card used to test analyzer function.

SALES AND MARKETING

     CVDI's current marketing strategy for its PT, aPTT, HMT and LHMT test cards relies on a distribution partner. In August 1998, CVDI signed a five-year global distribution agreement, subject to minimum annual sales, with Chiron Diagnostics Corp. to distribute these test cards (in November 1998, Bayer Corporation acquired Chiron Diagnostics and it became a part of Bayer). At that time, CVDI received an up-front investment of $6 million in exchange for 600,000 shares of common stock. Additionally, in April 2001, Bayer purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer's ownership percentage in the Company from approximately 7% to 19.9%. In connection with the investment, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement.

     Under the terms of the amended agreement, Bayer will purchase, at pre-determined prices, CVDI's routine test cards identified in the agreement. The companies also expanded their relationship to cover collaborative distribution and supply of certain theranostic tests in the USA. Under the provisions of the agreement, Bayer is responsible for taking the orders, shipping and collecting receivables for theranostic tests sold by the Company's sales team. In return, Bayer will receive a 10% commission. This arrangment enables the customer to order all of the Company's products from a single source. The initial term of this agreement is until December 31, 2003, renewable for successive five-year terms. CVDI has the right to terminate the Bayer agreement if (1) Bayer fails to make payments when due to the Company,
(2) Bayer fails to maintain sales to end users or (3) a distributor appointed by Bayer sells products which are competitive with CVDI. Either party may terminate the Agreement upon the occurrence of any of the following: (1) the insolvency of the other party; (2) material breach of the Bayer agreement by the other party which is not cured; or (3) certain types of "change-in-control" transactions by the other party. The Company also markets TAS products in Europe and other foreign countries and Bayer is CVDI's exclusive distributor in these territories.

     CVDI believes that Bayer has a strong global presence and that its strategy for expanding rapid diagnostic platforms into critical care settings and its considerable presence in these specialized areas of the hospital will lead to increased placements of TAS products. CVDI also believes that the TAS products are complementary with Bayer's leading market position in blood gas analysis. In addition, Bayer has the contingent right to distribute outside the U.S. certain theranostic test cards currently under development and a right of first refusal for distribution of these tests in the U.S.

     The Company's strategy is to increasingly focus on becoming a leader in the theranostic testing market, specifically managing new therapeutics which affect coagulation. Many drugs currently under development may require faster, more accurate assessment, given short half-lives and narrow therapeutic windows, and thus the Company believes physicians will increasingly demand therapeutic drug monitoring. To further the goal of establishing itself in the emerging field of theranostics, the Company has entered into development agreements with major pharmaceutical companies such as Aventis Pharmaceuticals and Knoll AG (now a part of Abbott Laboratories) pursuant to which the Company is developing test cards for potential use in patient identification and monitoring of therapies affecting coagulation being investigated by these companies.

     Under the agreement with Aventis, the Company is developing the ENOX test, the only point-of-care test designed to monitor the anticoagulant effect of the low molecular weight heparin enoxaparin sodium, a drug developed and marketed by Aventis Pharmaceuticals in the U.S. under the brand name Lovenox(R) and outside the U.S. under the brand name Clexane(R). This test was submitted to the FDA for marketing clearance in October 2001. It is anticipated that the ENOX test may facilitate the use of Lovenox in some cardiology patients and in certain special populations. PharmaNetics believes the ENOX test may provide physicians with a tool to more confidently prescribe enoxaparin for all of their patients, because they can assess the anticoagulant state of patients who could be sent to the catheterization laboratory. Consequently, PharmaNetics initiated the ELECT (EvaLuating Enox Clotting Times) study, a clinical trial developed by leading interventional cardiologists, to assess the clinical utility of the

ENOX test in patients undergoing interventional cardiac procedures and to provide physicians with guidance in assessing anticoagulation at time-points before, during, and after the course of the procedure. The study, currently conducted in over 15 top interventional catheterization laboratories, will collect data from 6oo patients. The data, when published, will be an integral part of the Company's marketing strategy to the medical community. The Company will then deploy a contract direct sales force that could include up to 10 specialists and 8 technical service representatives. The sales force intends to launch the test at approximately 100 beta sites across the U.S. performing cardiac intervention procedures and then seek to penetrate the top 1,000 cardiac centers in the U.S. when the results of ELECT are available.

     The Company has received $2 million in milestone payments under this agreement and will receive a milestone payment of $1.5 million when 510(k) clearance to market the ENOX test is obtained and another $1.5 million upon market launch of the product.

     In relation to the development of the ecarin clotting time cards to monitor direct thrombin inhibitors, CVDI has a worldwide exclusive sublicense from Knoll/Abbott to use the reagent within the test. During 2001, the Company ended an Interim Agreement with AstraZeneca related to Astra's development of an oral thrombin inhibitor and received a payment of $1.5 million as part of the cessation of this agreement. The Company believes the medical community will embrace the need for a test for managing therapeutic levels in patients receiving oral and injectable direct thrombin inhibitors. To this end, the Company is presently in the process of collecting its own data and conducting clinical trials necessary to submit an FDA application for this test. The test would be used with three FDA-approved thrombin inhibitors on the market.

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

     The Company's strategy is focusing its theranostic test development efforts on drugs in Phase II or Phase III development. The Company believes this will help reduce development risk as these drugs have a greater chance of approval than those just beginning clinical trials. Additionally, in the past under this collaboration model, the pharmaceutical company with whom the Company is collaborating has paid for the clinical trials and provided the Company access to the regulatory data associated with the test to be used in submitting a 510(k) notification. This approach has allowed the Company to cost-effectively develop its tests.

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

     The Company is substantially dependent upon Bayer as its principal distributor for marketing and distribution of its routine test cards, the PT, aPTT, HMT and LHMT and the related controls and analyzer. Bayer also distributes the specialty cards HTT and PRT. There can be no assurance that Bayer will be successful in marketing or selling these products in sufficient volume to produce profitability for the Company. Also, there can be no assurance that the Company could build a cost-effective and adequate sales and marketing staff to replace Bayer in selling these routine products. The loss of the Company's distributor or the inability to enter into agreements with new distributors to sell TAS products in additional countries could have a material adverse effect on the Company.

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

     CVDI received royalty payments under this agreement of $24,000, $58,909 and $89,507 during the years ended December 31, 2001, 2000, and 1999, respectively.

MANUFACTURING

     CVDI operates its manufacturing facility to assemble TAS analyzers. Vendors currently provide all molded parts, mechanical components and printed circuit boards. CVDI assembles the components and provides final mechanical, electrical and chemistry testing of each analyzer. In addition, CVDI operates proprietary automated test card production equipment. This automated production equipment was custom designed by CVDI and built to its specifications. CVDI believes that this production machinery embodies proprietary process technology. The equipment has been designed to allow for increased production as dictated by customer demand. Current annual manufacturing capacity is approximately 15 million cards.

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

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their facilities and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be designed and manufactured in accordance with QSR regulations which impose certain procedural and documentation requirements upon the Company with respect to design, manufacturing and quality assurance activities. The FDA has approved changes to the regulations which will increase and have increased the cost of complying with QSR requirements.

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

EMPLOYEES

     The Company had 89 employees as of December 31, 2001. Twelve employees were engaged in research and development (6 of which have Ph D's), 43 in manufacturing and quality control, 18 in software, engineering and facilities, 7 in sales/marketing and 9 in finance/administration. Many of the Company's executive and technical personnel have had experience with biomedical diagnostics companies. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that employee relations are good.

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

ITEM 2.   PROPERTIES

     During 2001, the Company relocated its executive offices to a new facility located at 9401 Globe Center Drive, Suite 140, Morrisville, North Carolina 27560. The Company currently occupies approximately 55,000 square feet of development, production and administration space at this location.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings as of the date of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2001.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth information as of March 21, 2002 with respect to all the executive officers of the Company, including their names, ages, positions with the Company and business experience during the last five years.

     John P. Funkhouser, age 48, was elected President, Chief Executive Officer and a director of the Company in October 1993 upon the Company's acquisition of Coeur. In February 1998, Mr. Funkhouser was appointed Chairman of the Board of Directors of the Company. Mr. Funkhouser served as President and Chief Executive Officer of Coeur from 1992 until completion of the sale of Coeur in June 1999. Before his employment with Coeur, Mr. Funkhouser was a General Partner with Hillcrest Group, a venture capital firm, and worked for over nine years in managing venture capital portfolio companies. Mr. Funkhouser holds a B.A. from Princeton University and an M.B.A. from the University of Virginia.

     James A. McGowan, age 58, was elected Chief Financial Officer of the Company in May 2000. Since 1982, Mr. McGowan has been a principal of McGowan Associates, a boutique venture capital and consulting firm. Venture capital activities have included a partnership with First Chicago Corp (McGowan Leckinger) and a co-investment with The Thomas Lee Company (Sterling Merchandise). Mr. McGowan's consulting activities have ranged from interim executive positions at Filenes Basement, The TAC Group and the TJX Companies to strategic consulting projects for Arthur Andersen and a variety of small to mid-size growth companies. Prior to founding McGowan Associates, Mr. McGowan was the chief financial officer and a principal-selling stockholder of three retail chains that were acquired by large public companies. Mr. McGowan is a Certified Public Accountant and holds a B.S. from Boston University and an M.B.A from Suffolk University.

     Michael D. Riddle, age 49, has been Executive Vice President of Sales, Marketing, and Business Development since January 1999. Mr. Riddle also served as Vice President, Sales and Marketing, from January 1995 to January 1999. Prior to joining the Company, Mr. Riddle was employed by American Home Products for seven years in various positions, most recently as Vice President of Sales and Marketing for Sherwood Medical Devices. Mr. Riddle attended Bromley College of Technology (Kent, United Kingdom).

     Mark X. Triscott, age 48, joined the company in May 2001 as Vice President of Research and Development. Prior to joining the company Dr. Triscott was employed at Sigma Diagnostics for more than five years in various positions including, Principal Scientist , Manager, Coagulation Research and Development, and Manager responsible for all Diagnostics Research and Development. Dr. Triscott has a Science degree with First Class Honours from the University of Queensland (Australia), where he also completed a Doctorate in Microbiology. He did a post-doctoral fellowship at Bowman Gray School of Medicine, Winston-Salem North Carolina, where he held an adjunct faculty position in Biochemistry. Dr Triscott is an inventor on several issued and pending US and foreign patents, and has published more than 30 peer reviewed articles, chapters and abstracts.

     Paul T. Storey, age 35, was elected Treasurer and Secretary in February 1998. Since December 1997, Mr. Storey has also served as Director of Finance of the Company. Prior to joining the Company, Mr. Storey was employed for more than eight years at KPMG Peat Marwick LLP, most recently as a senior manager. Mr. Storey is a Certified Public Accountant and holds a B.A. in Accounting from Furman University.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(A) PRICE RANGE OF COMMON STOCK

               The Company's common stock trades on the Nasdaq National Market under the symbol "PHAR". The following sets forth the quarterly high and low closing sales prices of the common stock of the Company for the fiscal years ended December 31, 2001 and 2000 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                             High      Low
                                             ----      ---
Fiscal year ended December 31, 2001
   First Quarter                        $  12.813   $  6.813
   Second Quarter                          11.15       7.75
   Third Quarter                           10.45       6.75
   Fourth Quarter                           8.00       6.16
Fiscal year ended December 31, 2000
   First Quarter                        $  18.00    $  9.00
   Second Quarter                          19.875     11.875
   Third Quarter                           22.75      17.062
   Fourth Quarter                          19.00       9.625

(B) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of March 15, 2002, the number of record holders of the company's common stock was approximately 100, and the Company believes that the number of beneficial owners was approximately 2,600.

(C) DIVIDENDS

     The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends on its common stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K along with said consolidated financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".

                      PHARMANETICS, INC. AND SUBSIDIARIES
   Selected Consolidated Financial Data (in thousands, except per share data)

                                                           Year Ended December 31,
                                                           -----------------------
                                               2001      2000      1999      1998      1997
                                               ----      ----      ----      ----      ----
RESULTS OF OPERATIONS
Net sales                                      $ 4,539   $ 4,269   $ 3,909   $ 4,141   $ 2,924
Cost of goods sold                               4,046     3,581     3,179     2,847     2,845
                                               --------  --------  --------  --------  --------
   Gross profit                                    493       688       730     1,294        79
Operating expenses:
   General and administrative                    4,525     3,330     2,715     2,815     3,204
   Sales and marketing                           1,208     1,050       799       707     1,316
   Research and development                      3,950     3,697     2,777     2,509     2,440
                                               --------  --------  --------  --------  --------
   Total operating expenses                      9,683     8,075     6,291     6,031     6,960
Other income, net                                  589     1,053       147       514     1,421
                                               --------  --------  --------  --------  --------
Loss from continuing operations                 (8,602)   (6,334)   (5,414)   (4,223)   (5,460)
Discontinued operations:
   Income from operations                           --        --        18       580       781
   Loss on disposal                                 --        --      (826)       --        --
                                               --------  --------  --------  --------  --------
Net loss                                        (8,602)   (6,334)   (6,222)   (3,643)   (4,679)
Beneficial conversion feature of Series A
   Preferred Stock                                  --    (3,004)       --        --        --
Preferred stock dividends                         (566)     (626)       --        --        --
                                               --------  --------  --------  --------  --------
Net and comprehensive loss attributable
   to common shareholders                      $(9,168)  $(9,964)  $(6,222)  $(3,643)  $(4,679)
                                               ========  ========  ========  ========  ========
Basic and diluted loss per common share:
   Net loss                                    $ (0.97)  $ (0.83)  $ (0.83)  $ (0.52)  $ (0.70)
   Net loss attributable to common
      shareholders                             $ (1.03)  $ (1.31)  $ (0.83)  $ (0.52)  $ (0.70)
Weighted average shares outstanding              8,877     7,626     7,469     7,007     6,722
Pro forma amounts assuming SAB 101
was retroactively applied/(1)/:
Net and comprehensive loss attributable to
   common shareholders                         $(9,168)  $(9,964)  $(5,926)  $(3,475)  $(5,144)

Basic and diluted loss attributable to common
   shareholders per share                      $ (1.03)  $ (1.31)  $ (0.79)  $ (0.50)  $ (0.77)

                                                           As of December 31,
                                                           ------------------
                                               2001      2000      1999      1998      1997
                                               ----      ----      ----      ----      ----
FINANCIAL CONDITION
Cash and cash equivalents                     $ 14,883  $  5,344  $  3,661  $  3,998  $  5,885
Short term investments                              --     3,904     1,500     3,703        --
Total assets                                    27,014    18,314    11,647    18,693    17,685
Long term debt and capital Lease
    Obligations, excluding                          66        36       862     1,626     2,351
Current portion
Total liabilities                                3,386     3,632     2,039     2,949     4,492
Accumulated deficit                            (49,616)  (40,448)  (30,484)  (24,262)  (20,619)
Series A Preferred stock                         7,520     8,102        --        --        --
Contingently redeemable common
Stock                                            8,538        --        --        --        --
Common shareholders' equity                   $  7,570  $  6,580  $  9,608  $ 15,744  $ 13,193

/(1)/ In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No.
      101 ("SAB 101"). Under this method of accounting, development payments are deferred and recognized into income over the period of the related agreement. The amounts disclosed assume that SAB 101 was retroactively applied to prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

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

     The Company currently derives income from the following sources: TAS product sales, interest income, and development income recognized in connection with collaboration agreements. Currently, product sales mainly consist of the Company's routine test cards, the PT, aPTT and HMT tests along with the related controls and analyzers. Upon introduction of these products in 1993 and 1995, the Company distributed these routine products through a direct sales force. However, given a consolidating hospital industry, CVDI determined that distribution arrangements, rather than a direct sales force, were needed to penetrate the market. Thus, CVDI has signed a global distribution agreement with Bayer Diagnostics to distribute its products. Bayer's strength is in critical care areas of the hospital which the Company believes should facilitate the placement of the TAS technology.

     In addition, the Company's business strategy has evolved towards becoming more focused on theranostics, the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. Rapid diagnostic capabilities might improve patient care and turnover, and there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company believes that physicians are beginning to see the need for drug management tools and, consequently, the Company is seeking greater involvement of physician thought leaders during development of new test cards. The Company also believes that these trends should allow the Company to obtain higher pricing of these specialty tests. As a result, the Company has exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing development agreements with major pharmaceutical companies to monitor the effects of certain new drugs that are in clinical trials or currently being marketed. Increased placement of specialty tests might also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company's product sales in 2001 were made to the Company's distributor, Bayer. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 101 (SAB
101). SAB 101 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to the development agreement with Aventis. The Company is recognizing revenue related to the Aventis contract, which was entered into in 2000, over the agreement period of five years.

EQUITY

     In April 2001, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a "change in control", as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount received by the Company's shareholders. In accordance with the implementation requirements of recently issued and adopted Emerging Issues Task Force Abstract No. 00-19, the Company has transferred to temporary equity an amount equal to the "change in control" payment called for by the purchase agreement. Under the new accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is in excess of the fair market value of a common share, as measured by reference to the NASDAQ National Market.

STOCK-BASED COMPENSATION

     The Company applies the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and its related interpretations, including Interpretation No. 44, ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB 25", in accounting for its stock plans. Accordingly, no compensation expense has been recognized for stock options granted to employees with an exercise price equal to or above the trading price per share of the Company's common stock on the grant date.

RESULTS OF OPERATIONS

     Year Ended December 31, 2001 vs. Year Ended December 31, 2000. Sales for the year ended December 31, 2001 increased to $4.5 million compared to $4.3 million in 2000. Specialty test card sales in 2001 were $1.6 million, of which $1.5 million related to a payment from AstraZeneca for specialty test cards previously purchased in 2000 that was required as part of the cessation of a collaboration agreement in 2001. This sales level compares to specialty test card revenue of approximately $600,000 recorded in 2000 when specialty test cards were purchased by a collaborative partner for use in their clinical trials. Routine test card sales increased 9% to $2.3 million in 2001 compared to $2.1 million in 2000 as Bayer increased placements of the TAS system. These increases were offset by decreases in analyzer sales and controls, as total analyzer revenue in 2001 was $290,000 compared to $1.1 million in 2000, and control revenue was $257,000 in 2001 compared to $385,000 in 2000. Analyzer sales decreased in 2001 as Bayer reduced its inventory of analyzers that it had purchased from the Company during 2000. The gross profit margin in 2001 was 11% compared to 16% in 2000. Gross margin decreased mainly due to increased costs in overhead related to increased production equipment and its related depreciation, production costs associated with the Company's plant relocation during 2001 and additional manufacturing and quality control personnel. The 2001 gross margin was aided by increased revenue from specialty test cards, principally the $1.5 million received from AstraZeneca.

     Total operating expenses for 2001 totaled $9.7 million compared to $8.1 million 2000. General and administrative expenses increased $1.2 million compared to 2000 due to several factors. Higher personnel costs from salary and benefit increases were incurred as well as from additional personnel hired into administration. Increased facility and equipment costs were incurred related to the Company's relocation to new facilities. In addition, the Company incurred implementation costs in improving its management information systems during 2001. Sales and marketing expenses increased due to higher compensation costs and expenditures related to marketing materials and training, mostly related to the enoxaparin test. Research and development expenses increased approximately 7% in 2001 compared to 2000. The change was mainly due to increased personnel and increased clinical trial costs related to the Company's enoxaparin test project and the project to further optimize our PT test.

     Interest expense for the year ended December 31, 2001 decreased compared to 2000. In June 2001, the Company paid off debt to Transamerica Business Credit Corp. that had been entered into in 1997 to fund working capital and capital expenditures. Interest income decreased in 2001 compared to 2000 due to significantly decreased interest rates which lowered returns during the year.

     Development income totaled $264,000 in 2001 compared to $492,000 in 2000. Development income in 2001 was derived from a five-year collaboration agreement signed with Aventis Pharmaceuticals during 2000 related to the Company's enoxaparin test. The milestone payments received, which total $2 million to date, are being recognized into income over the life of this agreement. Development income in 2000 was related to agreements signed previously with Bayer Diagnostics and Aventis. The Bayer development agreement ended in 2000.

     In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. During the year ended December 31, 2001, the Series A dividend was paid by issuing 69,604 shares of common stock totaling $566,210.

     Year Ended December 31, 2000 vs. Year Ended December 31, 1999. Sales for the year ended December 31, 2000 increased 10% to $4.3 million compared to $3.9 million in 1999. This increase was largely attributable to increased analyzer sales as total analyzer revenue in 2000 was $1.1 million compared to $795,000 in 1999. Also, increases occurred in revenue from routine test cards and controls which totaled $2.1 million and $385,000, respectively, an increase over the $1.8 million and $345,000, respectively, recorded in 1999. These increases were offset by lower specialty test card revenues of $637,000 in 2000 compared to $974,000 in 1999. The gross profit margin in 2000 was 16% compared to 19% in 1999, the reduction mainly due to increased costs in overhead related to additional personnel.

     Total operating expenses for 2000 totaled $8.1 million compared to $6.3 million 1999. General and administrative expenses increased approximately $615,000 compared to 1999 due to more personnel and increased facility costs, some of which was related to the Company's planned move to new facilities that occurred early in 2001. Sales and marketing expenses increased approximately $252,000, principally due to new expenditures for marketing research related to test cards then in development. Research and development expenses increased approximately 33% in 2000 compared to 1999. The change was mainly due to increased personnel and increased clinical trial costs related to the Company's development projects.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash and cash equivalents and short-term investments of $14.9 million and working capital of $15.8 million, as compared to $9.2 million and $8.4 million, respectively, at December 31, 2000. During 2001, the Company used cash in operating activities of $7.6 million. The use of cash was principally due to funding the net operating loss of the Company and increased inventories to support expected product sale increases. The operating uses of cash were partially offset by funding provided through the collaboration with Aventis that was recorded as deferred revenue.

     Net cash provided by investing activities was $440,000 in 2001. The net cash provided resulted mainly from maturities of short-term investments offset by expenditures for new equipment and leasehold improvements related to the Company's relocation to new facilities. The Company expects capital expenditures in 2002 to be much lower than in 2001 and to range from $500,000 to $1,000,000.

     Cash provided by financing activities was $16.7 million in 2001 as compared to $10.6 million in 2000. This increase principally resulted from the issuance of common stock to Bayer in April 2001 when Bayer purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer's ownership percentage in the Company from approximately 7% to 19.9%. This increase in cash provided by financing activities was reduced by the pay off of the Company's debt with Transamerica Business Credit Corp.

     In 2001, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a "change in control", as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount received by the Company's shareholders in the change of control transaction. In accordance with the implementation requirements of recently issued and adopted Emerging Issues Task Force Abstract No. 00-19, the Company has transferred to temporary equity an amount equal to the "change in control" payment called for by the purchase agreement. Under the new accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is in excess of the fair market value of a common share, as measured by reference to the NASDAQ National Market.

     The Company has sustained continuing operating losses in 2001 and had an accumulated deficit of $49.6 million as of December 31, 2001. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the year ended December 31, 2001, the Company had negative cash flows from operations of approximately $7.6 million. In addition to the capital expenditures noted above, the Company expects to incur additional operating losses during 2002. The Company's working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from distributors, primarily Bayer, and from sales of specialty test cards such as the Enoxaparin test. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company might acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, the Company might consider a joint venture or the sale of manufacturing rights to complete the commercialization of its routine anticoagulant monitoring tests. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer, will be adequate to satisfy its planned liquidity and cash requirements through 2002.

     If additional liquidity becomes necessary in the future, the Company will consider external sources of financing as needed. These financings may take the form of equity financings such as a private placement of common or preferred stock, a follow-on public offering of common stock or additional equity infusions from collaborative partners. Given the Company's low amount of debt at December 31, 2001, the Company would also consider debt financings such as a working capital line of credit.

CONTRACTUAL OBLIGATIONS

     The Company has contractual obligations under notes payable, capital and operating lease agreements for years subsequent to 2001. Future payments as of December 31, 2001 are as follows:

Year ending December 31,
                            Notes      Capital    Operating
                           Payable      Leases      Leases         Total
                           -------      ------      ------         -----
2002                      $  3,705   $  27,379   $   362,720   $   393,804
2003                         4,119      26,724       370,469       401,312
2004                         2,325      19,521       373,618       395,464
2005                           -        19,521       370,917       390,438
2006                           -         6,512       347,865       354,377
Thereafter                     -            -      1,498,995     1,498,995
                          --------   ---------   -----------   -----------
Total payments            $ 10,149   $  99,657   $ 3,324,584   $ 3,434,390
                          ========   =========   ===========   ===========

RECENT ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS Nos. 141 and 142 change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business transactions, will cease upon adoption of SFAS No. 142 which will be January 1, 2002. These standards have not had any material impact on the Company's financial condition, results of operations or cash flows.

     In 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations", and in July 2001 the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment of Disposal of Long-Lived Assets". FAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

     FAS 144 supersedes FAS 121, amends Accounting Principles Board Opinion No. 30 ("APB 30") "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and applies to all long-lived assets, including discontinued operations. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The Company does not expect the application of this statement to have a material impact on the Company's financial statements.

FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     A number of uncertainties exist that might affect the Company's future operating results and stock price. There can be no assurance that new tests, particularly specialty tests, can be developed, receive regulatory approval, and be commercialized and accepted in the market. Other risks include: market acceptance of TAS; the Company's continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; competition within the diagnostic testing industry and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's common stock. Securities of issuers having relatively limited capitalization are particularly susceptible to volatility based on short-term trading strategies of certain investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to variety of risks including market risk associated with interest rate movements. The Company's exposure to market risk for changes in interest rates relates primarily to any investments the Company may hold at various times and also related to its small amount of long-term debt. When investing, the Company's purchases consist of highly liquid investments with maturities at the date of purchase between three and twelve months, thus, due to the short-term nature of such investments and the Company's usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on the Company's results of operations. In addition, the Company has a small amount of long-term debt obligations at a fixed interest rate. Given the fixed rate nature of this debt, the impact of interest rate changes also would not have a material impact on the Company's results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                      PART III

     Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1- Election of Directors- Information Concerning the Board of Directors and Its Committees", "Other Information - Compensation of Executive Officers", "Compensation of Directors", "Report of the Compensation Committee on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Performance Graph" in the Proxy Statement.

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

                                      PART IV

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

          (3) The exhibits filed as part of this Report are listed in Item 14(c) below.

     (b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

     (c)  Exhibits

Exhibit
Number                                  Description
------                                  -----------
 3.3(a)         Bylaws.
 3.4(f)         Amended and Restated Articles of Incorporation filed with
                the North Carolina Secretary of State on February 24, 2000
 4.1(a)         Form of Common Stock certificate.
10.2(a)*        License Agreement with Tokuyama Soda Company, Ltd., dated
                October 6, 1988.
10.3(a)         Form of International Distributor Agreement.
10.4(a)*        Purchasing Agreement with VHA Inc., dated April 1,1995
10.8(a)         1994 Stock Plan, as amended.
10.9(a)         1995 Stock Plan, as amended.
10.10(a)*       License Agreement with Duke University, dated January 22,
                1993.
10.18(b)*       Amendment Agreement, dated December 14, 1995, to License
                Agreement with Tokuyama Soda Company, Ltd.
10.20(d)*       Patent Sublicense Agreement, dated December 1, 1996, with
                Knoll AG.
10.21(d)        Development Agreement, dated August 21, 1996, with Bayer
                Corporation.
10.22(e)*       Distribution Agreement with Chiron Diagnostics Corporation dated August 28, 1998
10.23(e)        Common Stock Purchase Agreement with Chiron Diagnostics
                Corporation dated August 28, 1998
10.24(f)        Series A Preferred Stock and Warrant Purchase Agreement
                dated February 24, 2000
10.25(f)        Form of Warrant between the Company and the Series A
                Investors dated February 25, 2000
10.26(g)        Lease Agreement dated July 27, 2000 relating to 9401 Globe
                Center Drive, as amended by the First Lease Amendment dated
                September 25, 2000.

10.27(h)        Common Stock Purchase Agreement between the Registrant and Bayer
                Corporation dated April 23, 2001
10.28(h)        Amended and Restated Distribution Agreement between Registrant and Bayer Corporation dated April 23, 2001
 21.1(a)        List of Subsidiaries
 23.1           Consent of Independent Accountants.

*     Confidential treatment granted.
(a) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-98078) initially filed October 12, 1995, as amended.
(b) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(c)   Not used
(d) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(e) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-66017) as filed with the SEC on October 22, 1998.
(f) Incorporated by reference to the identically-numbered exhibit to the Registrant's Current Report on Form 8-K filed March 1, 2000.
(g) Incorporated by reference to the identically-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(h) Incorporated by reference to the identically-numbered exhibit to the Registrant's Current Report on Form 8-K filed April 27, 2001.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHARMANETICS, INC.

Date:                                  BY: /s/ John P. Funkhouser
                                       ----------------------------------------
                                                        John P. Funkhouser
                                                        President and Chief
                                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                           Title                                Date
              ---------                           -----                                ----
        /s/ John P. Funkhouser       President, Chief Executive Officer            March 21, 2002
----------------------------------
          John P. Funkhouser           and Chairman (Principal Executive Officer)

         /s/ James A. McGowan        Chief Financial Officer                       March 21, 2002
----------------------------------
           James A. McGowan            (Principal Financial Officer)

         /s/ Paul T. Storey          Treasurer and Director of Finance             March 21, 2002
----------------------------------
           Paul T. Storey              (Principal Accounting Officer)

         /s/ John K. Pirotte         Director                                      March 21, 2002
----------------------------------
           John K. Pirotte

       /s/ Stephen R. Puckett        Director                                      March 21, 2002
----------------------------------
         Stephen R. Puckett

        /s/ Philip R. Tracy          Director                                      March 21, 2002
----------------------------------
          Philip R. Tracy

       /s/ Frances L. Tuttle         Director                                      March 21, 2002
----------------------------------
         Frances L. Tuttle

     /s/ James B. Farinholt, Jr.     Director                                      March 21, 2002
----------------------------------
       James B. Farinholt, Jr.

       /s/ William A. Hawkins        Director                                      March 21, 2002
----------------------------------
         William A. Hawkins

                               PHARMANETICS, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                  Page(s)
Consolidated Financial Statements:

     Report of Independent Accountants                              F-2

     Consolidated Balance Sheets as of December                     F-3
     31, 2001 and 2000

     Consolidated Statements of Operations for the
     Years Ended December 31, 2001, 2000 and 1999                   F-4

     Consolidated Statements of Shareholders' Equity
     for the Years Ended December 31, 2001, 2000 and 1999           F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999                               F-6

     Notes to Consolidated Financial Statements                     F-7 - F-15

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of PharmaNetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of PharmaNetics, Inc. and subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 15, 2002

                          PHARMANETICS, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                               December 31, 2001 and 2000

ASSETS                                                      2001            2000
                                                         ------------    ------------
Current assets:
  Cash and cash equivalents                              $ 14,882,589    $  5,343,749
  Short term investments, held-to-maturity
   (estimated market value of $3,902,489 in 2000)                  --       3,904,123
  Receivables:
  Trade, net of allowance for doubtful accounts of
   $1,995 and $4,339, respectively                            305,970         244,772
  Other                                                       156,425          56,301
                                                         ------------    ------------
    Total receivables                                         462,395         301,073

  Inventories                                               2,223,240       1,285,983
  Other current assets                                        241,574         217,894
                                                         ------------    ------------

  Total current assets                                     17,809,798      11,052,822

Property and equipment, net                                 8,502,558       6,423,830
Patents and intellectual property, net                        550,663         536,219
Other noncurrent assets                                       150,586         301,555
                                                         ------------    ------------

Total assets                                             $ 27,013,605    $ 18,314,426
                                                         ============    ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
CONTINGENTLY REDEEMABLE COMMON STOCK AND
SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $    740,785    $    958,104
     Accrued expenses                                         723,249         648,766
     Deferred revenue, current portion                        487,462         232,143
     Current portion of long-term debt                          3,705         844,072
     Current portion of capital lease obligations              18,904          16,617
                                                         ------------    ------------

     Total current liabilities                              1,974,105       2,699,702
                                                         ------------    ------------

Deferred revenue, less current portion                      1,345,434         896,726
Long-term debt, less current portion                            6,444          10,149
Capital lease obligations, less current portion                59,652          25,885
                                                         ------------    ------------

     Total noncurrent liabilities                           1,411,530         932,760
                                                         ------------    ------------

     Total liabilities                                      3,385,635       3,632,462
                                                         ------------    ------------

Commitments and contingencies (Note 8)

Series A convertible preferred stock, no par
 value; authorized 120,000 shares; 90,500 and
 97,500 shares issued and outstanding at December
 31, 2001 and 2000, respectively (aggregate
 liquidation value at December 31, 2001 of $9,050,000)      7,520,446       8,102,168
Contingently redeemable common stock                        8,537,500              --

Shareholders' equity:

  Common stock, no par value; authorized 40,000,000
   shares; 9,485,294 and 7,851,225 issued and
   outstanding at December 31, 2001 and
   2000, respectively                                      57,185,936      47,027,959
  Accumulated deficit                                     (49,615,912)    (40,448,163)
                                                         ------------    ------------

  Total shareholders' equity                                7,570,024       6,579,796
                                                         ------------    ------------

Total liabilities, redeemable preferred stock,
 contingently redeemable  common stock and
 shareholders' equity                                    $ 27,013,605    $ 18,314,426
                                                         ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                    PHARMANETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the years ended December 31, 2001, 2000 and 1999

                                                                         2001           2000           1999
                                                                      -----------    -----------    -----------
Net sales                                                             $ 4,538,842    $ 4,269,236    $ 3,909,379
                                                                      -----------    -----------    -----------

Cost of sales:
     Materials and labor                                                1,222,774      1,422,187      1,226,004
     Overhead                                                           2,823,555      2,167,645      1,953,291
                                                                      -----------    -----------    -----------

     Total cost of sales                                                4,046,329      3,589,832      3,179,295
                                                                      -----------    -----------    -----------

     Gross profit                                                         492,513        679,404        730,084
                                                                      -----------    -----------    -----------

Operating expenses:
     General and administrative                                         4,524,361      3,330,377      2,715,272
     Sales and marketing                                                1,207,939      1,050,733        798,792
     Research and development                                           3,950,289      3,684,573      2,777,274
                                                                      -----------    -----------    -----------

     Total operating expenses                                           9,682,589      8,065,683      6,291,338
                                                                      -----------    -----------    -----------

     Loss from operations                                              (9,190,076)    (7,386,279)    (5,561,254)
                                                                      -----------    -----------    -----------

Other income (expense):
     Interest expense                                                     (72,194)      (200,391)      (312,856)
     Interest income                                                      421,486        702,572        270,304
     Development income                                                   263,833        491,666        100,000
     License fee and royalty income                                        24,000         46,095         90,026
     Other income (expense)                                               (48,588)        12,814           (519)
                                                                      -----------    -----------    -----------

     Other income, net                                                    588,537      1,052,756        146,955
                                                                      -----------    -----------    -----------

     Loss from continuing operations                                   (8,601,539)    (6,333,523)    (5,414,299)

Discontinued operations:
     Income from operations of Coeur Laboratories, Inc.
     (net of income taxes of $13,685)                                          --             --         17,922
     Loss on disposal of Coeur Laboratories, Inc.
     (including income taxes of $14,000)                                       --             --       (826,093)
                                                                      -----------    -----------    -----------

     Net and comprehensive loss                                        (8,601,539)    (6,333,523)    (6,222,470)

Amortization of beneficial conversion feature of
 Series A convertible preferred stock                                          --     (3,003,590)            --
Preferred stock dividends                                                (566,210)      (626,638)            --
                                                                      -----------    -----------    -----------

     Net and comprehensive loss attributable to common shareholders   $(9,167,749)   $(9,963,751)   $(6,222,470)
                                                                      ===========    ===========    ===========

Basic and diluted net loss per common share:

     Net and comprehensive loss                                       $     (0.97)   $     (0.83)   $     (0.83)
                                                                      ===========    ===========    ===========
     Basic and diluted net loss attributable to common shareholders   $     (1.03)   $     (1.31)   $     (0.83)
                                                                      ===========    ===========    ===========

Weighted average number of outstanding common shares                    8,877,270      7,626,473      7,469,461
                                                                      ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      PHARMANETICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Shareholders' Equity
                  For the years ended December 31, 2001, 2000 and 1999

                                                                Common Stock
                                                                ------------                              Total
                                                          Number of                    Accumulated      Unearned       Shareholders'
                                                            Shares         Amount         Deficit      Compensation       Equity
                                                            ------         ------         -------      ------------       ------
Balances at December 31, 1998                                7,452,781   $ 40,017,046   $(24,261,942)  $    (11,000)   $ 15,744,104
Stock options exercised                                         16,138         24,647             --             --          24,647
Stock-based compensation                                        12,000         51,000             --             --          51,000
Amortization of unearned compensation                               --             --             --         11,000          11,000
Net loss for the year ended December 31, 1999                       --             --     (6,222,470)            --      (6,222,470)
                                                          ------------   ------------   ------------   ------------    ------------

Balances at December 31, 1999                                7,480,919     40,092,693    (30,484,412)            --       9,608,281

Issuance of warrants                                                --      1,106,403             --             --       1,106,403
Conversions of preferred stock to common stock                 225,000      2,011,050             --             --       2,011,050
Stock options exercised                                        104,241        177,585             --             --         177,585
Warrants exercised                                               1,000         10,000             --             --          10,000
Issuance of stock dividends                                     40,065        626,638       (626,638)            --              --
Amortization of beneficial conversion feature                       --      3,003,590     (3,003,590)            --              --
Net loss for the year ended December 31, 2000                       --             --     (6,333,523)            --      (6,333,523)
                                                          ------------   ------------   ------------   ------------    ------------
Balances at December 31, 2000                                7,851,225     47,027,959    (40,448,163)            --       6,579,796

Conversions of preferred stock to common stock                  70,000        581,722             --             --         581,722
Stock options exercised                                         79,965        314,441             --             --         314,441
Common stock issued                                          1,450,000     17,359,464             --             --      17,359,464
Issuance of stock dividends                                     69,604        566,210       (566,210)            --              --
Common stock repurchases                                       (35,500)      (126,360)            --             --        (126,360)
Reclassification to contingently redeemable common stock            --     (8,537,500)            --             --      (8,537,500)
Net loss for the year ended December 31, 2001                       --             --     (8,601,539)            --      (8,601,539)
                                                          ------------   ------------   ------------   ------------    ------------

Balances at December 31, 2001                                9,485,294   $ 57,185,936   $(49,615,912)  $         --    $  7,570,024
                                                          ============   ============   ============   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                      PHARMANETICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 2001, 2000 and 1999

                                                                2001            2000            1999
                                                             ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                  $ (8,601,539)   $ (6,333,523)   $ (6,222,470)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Stock based compensation                                            --              --          51,000
   Depreciation and amortization of property and equipment      1,301,912         971,781         890,424
   Amortization of intangible assets                              203,951         159,421         222,850
   Loss on disposal of Coeur Laboratories, Inc.                        --              --         826,093
   Amortization of discount on investments, net                   (30,877)       (371,042)        (46,881)
   Loss on trading investments                                      8,120              --              --
   Amortization of unearned compensation                               --              --          11,000
   Provision for doubtful accounts                                     --           3,574              --
   Provision for inventory obsolescence                            84,574         109,460          95,462
   Loss on disposal of fixed assets                                61,121          (9,782)             --
   Change in operating assets and liabilities:
   Receivables                                                   (161,322)        661,634       1,066,777
   Inventories                                                 (1,021,832)        (65,950)        261,365
   Other assets                                                    81,173        (190,731)        (91,621)
   Accounts payable and accrued expenses                         (198,586)      1,225,297        (145,880)
   Deferred revenue                                               704,027       1,128,869              --
                                                             ------------    ------------    ------------

   Net cash used in operating activities                       (7,569,278)     (2,710,993)     (3,081,881)
                                                             ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                         (3,314,221)     (4,146,849)       (404,452)
   Costs incurred to obtain patents and other intangibles         (87,398)        (37,223)        (52,849)
   Purchases of short-term investments, held to maturity               --     (10,533,081)     (3,250,000)
   Purchases of trading investments                               (93,000)             --              --
   Proceeds from maturities of investments                      3,935,000       8,500,000       5,500,000
   Proceeds from sale of segment                                       --              --       1,661,150
                                                             ------------    ------------    ------------

   Net cash provided by (used in) investing activities            440,381      (6,217,152)      3,453,849
                                                             ------------    ------------    ------------

Cash flows from financing activities:
   Principal payments on long-term debt and capital
   lease obligations                                             (879,808)       (796,218)       (733,625)
   Proceeds from exercise of stock options and warrants           314,441         187,585          24,647
   Proceeds from issuance of common stock, net                 17,359,464              --              --
   Repurchase of common stock                                    (126,360)
   Proceeds from issuance of Series A preferred stock                  --      11,219,621              --
                                                             ------------    ------------    ------------

   Net cash provided by (used in) financing activities         16,667,737      10,610,988        (708,978)
                                                             ------------    ------------    ------------

   Net increase (decrease) in cash and cash equivalents         9,538,840       1,682,843        (337,010)
Cash and cash equivalents at beginning of year                  5,343,749       3,660,906       3,997,916
                                                             ------------    ------------    ------------

Cash and cash equivalents at end of year                     $ 14,882,589    $  5,343,749    $  3,660,906
                                                             ============    ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest expense            $     72,194    $    200,391    $    334,467
                                                             ============    ============    ============

   Cash paid during the year for income taxes                $          0    $          0    $     13,685
                                                             ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                      PHARMANETICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

PharmaNetics, Inc. (the "Company") is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. ("CVDI"). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround diagnostics to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary dry chemistry diagnostic test system, known as the Thrombolytic Assessment System ("TAS"), to provide rapid and accurate evaluation of hemostasis at the point of patient care. Coeur Laboratories, Inc. ("Coeur"), which formally sold and manufactured disposable power injection syringes, is a wholly-owned subsidiary of Cardiovascular Diagnostics, Inc., however, in June 1999, substantially all of the operating assets and liabilities of Coeur were sold. Cardiovascular Diagnostics Europe, BV ("CDE") is a wholly-owned Dutch company that distributed the Company's products in Europe until March 1997 when it ceased operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Coeur through June 15, 1999. All intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform them to the current presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

INVESTMENTS

Investments consist primarily of United States government agency obligations, notes and corporate bonds. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments are considered to be either trading or held-to-maturity and are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company assesses its inventory on a periodic basis and recognizes reserves for obsolescence when necessary.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements and capital leases are amortized over the shorter of the estimated useful lives of the asset, or the term of the lease.

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, the cost and related accumulated depreciation of property and equipment are removed from the accounts and any resulting gain or loss is reflected in operations.

PATENTS AND INTELLECTUAL PROPERTY

Patents and intellectual property costs are capitalized and are amortized using the straight-line method over their estimated useful lives, generally 17 years. Periods of amortization are evaluated periodically to determine whether later events and circumstances warrant revised estimates of useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment, patents and intellectual property in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS No. 121"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments were required to be recognized during the years ended December 31, 2001, 2000 and 1999. SFAS No. 121 will be superceded by SFAS No. 144 as of January 1, 2002. The Company has determined that the adoption of SFAS No. 144 will not have a material effect.

REVENUE AND INCOME RECOGNITION POLICIES

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed and determinable and collectibility is reasonably assured. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators. The Company periodically enters into agreements to sell its products under fixed price contracts. Management evaluates these contracts and recognizes a reserve if it becomes evident that the Company will incur losses under these agreements. No such reserves were necessary at December 31, 2001 or 2000.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. These deferred tax assets, liabilities and tax carryforwards are determined using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

NET LOSS PER COMMON SHARE

Basic net loss per common share attributable to common shareholders excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common shareholders is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. The Company's basic and diluted net loss attributable to common shareholders for the years ended December 31, 2001, 2000 and 1999 is the same because, for loss periods, potential common shares would be antidilutive. Warrants and preferred stock outstanding that could be dilutive in the future are summarized in Note 9. Options currently outstanding that could be dilutive in the future are summarized in Note 11.

STOCK-BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for stock options granted to employees with an exercise price equal to or above the trading price per share of the Company's common stock on the grant date. Note 11 summarizes the pro forma compensation cost for the plans if the grants had been based on the fair value at the grant dates consistent with SFAS No. 123.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The estimated values of the Company's short-term investments are provided in Note 2. The fair value of the Company's debt is provided in Note 7.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

COMPREHENSIVE INCOME (LOSS)

The Company calculates and discloses comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the Company to display an amount representing comprehensive income (loss) for all reporting periods in the financial statements. Comprehensive income (loss) must be displayed with the same prominence as other financial statements. There were no items of other comprehensive income (loss) for the years ended December 31, 2001, 2000 or 1999.

CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities during the three years ended December 31, 2001 is as follows:

                                                                     2001         2000       1999
                                                                     ----         ----       ----
Acquisition of assets through capital leases                         $71,790   $  20,863    $39,528
Dividends on convertible preferred stock                             566,210     626,638          -
Conversion of Series A Preferred Stock into common stock             581,722   2,011,050          -
Purchases of property, plant and equipment in accounts payable
 at year end                                                          55,750     734,162        596
Amortization of beneficial conversion feature of Series A
 Preferred Stock                                                           -   3,003,590          -
Issuance of warrants in conjunction with preferred stock financing         -      62,400          -

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business transactions, will cease upon adoption of SFAS No. 142 which will be January 1, 2002. These standards are not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

In 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations", and in July, 2001 the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment of Disposal of Long-Lived Assets". FAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

FAS 144 supersedes FAS 121, amends Accounting Principles Board Opinion No. 30 ("APB 30") "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and applies to all long-lived assets, including discontinued operations. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less costs to sell. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

2.   SHORT-TERM INVESTMENTS

Short-term investments held-to-maturity at December 31, 2000 consisted of United States government agency obligations and corporate bonds as follows:

                                               Gross Unrealized
                                               ----------------
                                   Amortized                       Estimated
                                      Cost      Gains    Losses   Market Value
                                      ----      -----    ------   ------------
Held-to-maturity:
       Corporate Bonds             $  934,364    $147    $  253     $  934,259
       U.S. Agency obligations      2,969,759      --     1,529      2,968,230
                                   ----------    ----    ------     ----------
                                   $3,904,123    $147    $1,782     $3,902,489
                                   ==========    ====    ======     ==========

Included in other current assets at December 31, 2001 are trading investments consisting of marketable equity securities related to the Company's Supplemental Executive Retirement Plan.

3.   INVENTORIES

Inventories at December 31, 2001 and 2000 consisted of the following:

                                                    2001          2000
                                                   ------        ------
    Raw materials, net of allowance              $1,819,702    $1,132,168
    Finished goods                                  403,538       153,815
                                                 ----------    ----------
     Total                                       $2,223,240    $1,285,983
                                                 ==========    ==========

4.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consisted of the following:

                                                      2001          2000
                                                     ------        ------
Machinery and equipment                            $7,652,295    $6,588,786
Leasehold improvements, furniture and fixtures      3,377,585     3,281,669
IT equipment                                        1,402,229       957,064
Equipment under capital leases                         92,653       305,587
                                                   ----------    ----------
                                                   12,524,762    11,133,106
Less accumulated depreciation and amortization     (4,022,204)   (4,709,276)
                                                   ----------    ----------
     Total                                         $8,502,558    $6,423,830
                                                   ==========    ==========

The accumulated amortization of equipment under capital leases at December 31, 2001 and 2000 was $17,106 and $265,539 respectively.

5.   PATENTS AND INTELLECTUAL PROPERTY

Patents and intellectual property at December 31, 2001 and 2000 consisted of the following:

                                                      2001               2000
                                                    ---------         ---------
Patents                                               707,351           619,952
Intellectual property                                 197,446           197,446
                                                    ---------         ---------
                                                      904,797           817,398
Less accumulated amortization                        (354,134)         (281,179)
                                                    ---------         ---------
 Total                                              $ 550,663         $ 536,219
                                                    =========         =========

During 2001, 2000 and 1999, the Company recognized $73,802, $69,722, and $68,900, respectively, of amortization related to these assets.

6.   DEVELOPMENT INCOME AND DEFERRED REVENUE

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 101. During 2001, 2000 and 1999, the Company received payments as part of collaboration agreements with other entities and recognized $263,833, $491,666, and $100,000, respectively, of development income related to these agreements. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. At December 31, 2001, total payments received but deferred to future periods aggregate $1,832,896.

7.   LONG-TERM DEBT

Long-term debt as of December 31, 2001 and 2000 consisted of the following:

                                                           2001           2000
                                                         --------       --------
Notes payable                                            $ 10,149       $854,221

Current portion of notes payable                            3,705        844,072
                                                         --------       --------
Notes payable, excluding current portion                 $  6,444       $ 10,149
                                                         ========       ========

Notes payable mature as follows: 2002 - $3,705; 2003 - $4,119; and 2003 -
$2,325.

The fair value of the debt is estimated by discounting the future cash flows using current rates that would be offered to the Company for similar debt issues. The fair values of long-term debt at December 31, 2001 and 2000 were approximately $10,149 and $868,000, respectively.

8.   LEASES

As of December 31, 2001, the Company leases its current facility under an operating lease agreement that extends until 2011. In addition, the Company leases certain equipment under various capital and operating lease agreements. Rent expense related to operating leases totaled $511,541, $435,386, and $413,010 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments as of December 31, 2001 are as follows:

Year ending December 31,

                                                 Capital        Operating
                                                  Leases           Leases
                                                ----------       ----------
2002                                            $   27,379       $  362,720
2003                                                26,724          370,469
2004                                                19,521          373,618
2005                                                19,521          370,917
2006                                                 6,512          347,865
Thereafter                                              --        1,498,995
                                                ----------       ----------

                                          Capital     Operating
                                          Leases        Leases
                                         --------       ------
Total minimum lease payments               99,657     $3,324,584
                                                      ==========
Imputed interest                          (21,101)
                                         --------

Present value of minimum lease payments    78,556
Less current maturities                    18,904
                                         --------
Long-term capital lease obligations      $ 59,652
                                         ========

9.   PREFERRED STOCK

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock ("Series A"), resulting in net proceeds of approximately $11,219,621, together with five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. At December 31, 2001 and 2000, there were 251,000 warrants outstanding that could be converted into common stock at the exercise price of $10.00 per share. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. During the year ended December 31, 2001, the Series A dividend was paid by issuing 69,604 shares of common stock.

Each share of the Series A is convertible into ten shares of common stock at $10.00 per share. The number of common shares currently reserved for conversion of preferred stock and warrants, including related dividends, is 1,370,000. The Series A is convertible at any time at the option of the holder or may be redeemed by the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) a completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00, (c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) a sale of all or substantially all of the Company's assets, or (e) at any time after February 28, 2004.

The holders of the Series A have a liquidation preference of $100 per share plus any accrued but unpaid dividends then held, such amounts subject to certain adjustments. The holders also have the right to vote together with the common stock on an as-converted basis.

On the date of issuance of the Series A, the effective conversion price of the Series A was at a discount to the price of the common stock into which the Series A is convertible. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this discount totaled $3,003,590 and was recorded as a preferred stock dividend.

10.  COMMON STOCK

In April 2001, Bayer Diagnostics, the Company's distributor, purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer's ownership percentage in the Company from approximately 7% to 19.9%. At that time, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998.

The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a "change in control", as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount received by the Company's shareholders in such a change of control transaction. In accordance with the implementation requirements of recently issued and adopted Emerging Issues Task Force Abstract No. 00-19, the Company has transferred to temporary equity an amount equal to the "change in control" payment called for by the purchase agreement. Under the new accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is in excess of the fair market value of a common share, as measured by reference to the NASDAQ National Market.

11.  STOCK OPTIONS

The Company maintains two stock option plans whereby nonqualified and incentive stock options may be granted to employees, consultants and directors of the Company. Under these plans, options to purchase common stock are granted at a price determined by the Board of Directors. The options may be exercised during specified future periods and generally vest over four years and generally expire ten years from the date of grant. In 1994, the Company established the 1994 Stock Plan in which 639,249 shares of the Company's common stock were reserved for issuance. In 1995, the shareholders of the Company approved, effective upon completion of the Company's initial public offering, the adoption of the Company's 1995 Stock Plan. Shares reserved for issuance under the 1995 Stock Plan total 1,188,150.

A summary of the status of the Company's Plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates, including the weighted average exercise price (WAEP) is presented below:

                                             2001                 2000                 1999
                                             ----                 ----                 ----
                                        Shares    WAEP       Shares      WAEP       Shares   WAEP
                                        ------    ----       ------      ----       ------   ----
Outstanding at beginning of year      1,311,898   $5.63    1,211,887    $ 4.09      841,066   $3.19
Granted at fair value                   236,992   $8.46      228,000    $12.73      453,500   $5.80
Exercised                               (82,223)  $5.36     (113,987)   $ 3.14      (16,138)  $1.53
Forfeited                               (79,500)  $5.83      (14,002)   $ 6.07      (66,541)  $5.03
                                      ---------   -----    ---------    ------    ---------   -----

Outstanding at end of year            1,387,167   $6.12    1,311,898    $ 5.63    1,211,887   $4.09
                                      =========   =====    =========    ======    =========   =====
Options exerciseable at year-end        854,300              787,273                623,261
                                      =========            =========              =========

The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $7.71, $8.97 and $3.90, respectively.

The following table summarizes information about the Plan's stock options, including the weighted average remaining contractual life (Life), at December 31, 2001:

                         Options Outstanding              Options Exercisable
                         -------------------              -------------------
Range of
Exercise Prices     Number       Life         WAEP        Number        WAEP
---------------     ------       ----         ----        ------        ----

$     0.79          289,791     2.4 years    $  .79       289,791     $  .79
$  3.75-$4.50       132,759     4.1 years    $ 4.41       132,759     $ 4.41
$  5.00-$6.38       505,625     7.1 years    $ 5.60       329,500     $ 5.51
$  7.10-$9.87       279,992     9.5 years    $ 8.56        44,500     $ 9.67
$10.00-$15.06       179,000     8.5 years    $13.64        57,750     $14.28
                  ---------                               -------

                  1,387,167                               854,300
                  =========                               =======

For purposes of the proforma disclosures required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999:

                                       2001            2000             1999
                                      -----          ------            -----
  Dividend yield                        0%              0%               0%
  Volatility                           133%             75%             69%
  Risk free interest rate             4.5%-5%        5%-6.5%           6.1%
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

                                                                    2001               2000              1999
                                                                    ----               ----              ----
Net loss attributable to common shareholders     As reported     $ (9,167,749)     $  (9,963,751)    $(6,222,470)
                                                 Pro forma       $(10,361,598)     $ (11,136,256)    $(7,051,334)

Net loss attributable to common shareholders
 per common share                                As reported           $(1.03)            $(1.31)         $(0.83)
                                                 Pro forma             $(1.17)            $(1.46)         $(0.94)

12.  RELATED PARTY

The Company has identified Bayer as a related party due to its approximately
19.9 % ownership of the Company's outstanding stock. During the years ended December 31, 2001, 2000 and 1999 sales to Bayer totaled $2,859,130, $3,335,775 and $1,857,353. At December 31, 2001 and 2000, outstanding receivables from Bayer totaled $296,751 and $224,468, respectively.

13.  SIGNIFICANT CUSTOMERS

During the years ended December 31, 2001, 2000 and 1999, there were sales to individual customers that exceeded 10% of net consolidated sales. Sales to these customers were:

                                           2001            2000          1999
                                           ----            ----          ----
   Customer A                           $       --      $  257,561    $  991,345
   Customer B                            2,859,130       3,335,775     1,857,353
   Customer C                                   --              --       431,380
   Customer D                            1,500,000         600,000       320,000

As of December 31, 2001 and 2000, there were outstanding receivables from a customer that exceeded 10% of total trade receivables. Receivables from this customer as a percentage of total trade receivables were as follows: 2001-customer B, 96%; 2000 - customer B, 92%.

The Company generated revenue from sales to different geographic areas for 2001, 2000 and 1999 as follows:

                                            2001          2000          1999
                                            ----          ----          ----
   United States                         $3,038,842    $3,669,236    $3,007,657
   United Kingdom                            -             -             83,157
   Germany                                   -             -            440,042
   Sweden                                 1,500,000       600,000       327,750
   Other foreign sales                       -             -             50,773
                                         ----------    ----------    ----------

      Total sales                        $4,538,842    $4,269,236    $3,909,379
                                         ==========    ==========    ==========

14.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash in accounts with federally insured depository institutions (up to $100,000). At December 31, 2001 the Company had a majority of its cash and cash equivalents in one financial institution. Concentrations of credit risk with respect to trade receivables exist due to the Company's small customer base. Periodic credit evaluations of customers' financial condition are performed and generally no collateral is required. The Company establishes reserves for expected credit losses and such historical losses, in the aggregate, have not exceeded management's expectations.

15.  LICENSE AGREEMENTS

The Company entered into a license agreement with Tokuyama Soda Company, Ltd. ("TS"), as amended in December 1995, pursuant to which the Company granted TS exclusive rights to manufacture and sell PT and aPTT tests and analyzers in certain Asian countries. The Company received royalty payments under this agreement of $24,000, $58,909, and $89,507 during the years ended December 31 2001, 2000 and 1999, respectively.

16.  INCOME TAXES

Income tax expense consisted entirely of current state taxes of $0, $0 and $27,753 for the years ended December 31, 2001, 2000 and 1999, respectively. A reconciliation of expected income tax at the statutory Federal rate of 34% with the actual income tax expense for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                           2001           2000           1999
                                                           ----           ----           ----
Expected income tax benefit at federal statutory rate  $(2,923,015)   $(2,148,144)    $(2,115,640)
State tax provision (benefit)                             (397,096)      (194,935)       (210,074)
Goodwill amortization                                           --             --         303,681
Other                                                          669         91,694          39,515
Research and development credit                            (47,057)       (60,849)       (166,625)
Change in valuation allowance                            3,366,499      2,312,234       2,176,896
                                                       -----------    -----------     -----------
Net income tax provision                               $        --    $        --     $    27,753
                                                       ===========    ===========     ===========

The components of the net deferred tax assets and net deferred tax liabilities as of December 31, 2001 and 2000 were as follows:

                                                2001          2000
                                                ----          ----
Deferred tax assets:
   Net operating loss carryforward          $ 15,581,000  $ 12,989,000
   Research and development credits              503,000       456,000
   Foreign tax credits                            35,000        35,000
   Other                                         872,000       194,000
                                            ------------  ------------
   Total gross deferred tax assets            16,991,000    13,674,000
   Valuation allowance                       (16,294,000)  (12,927,000)
                                            ------------  ------------

   Net deferred tax assets                       697,000       747,000
                                            ------------  ------------
Deferred tax liabilities:
   Patents                                       168,000       163,000
   Investment adjustment                         488,000       488,000
   Fixed assets                                   41,000        96,000
                                            ------------  ------------
   Total gross deferred tax liabilities          697,000       747,000
                                            ------------  ------------

   Net deferred taxes                       $          -  $          -
                                            ============  ============

At December 31, 2001 and 2000, the Company had approximately $40,712,000 and $34,000,000, respectively, of combined federal net operating losses. These losses expire in varying amounts beginning in 2004 if not utilized. At December 31, 2001 and 2000 for state income tax purposes, Cardiovascular Diagnostics, Inc. had net operating loss carryforwards of approximately $37,647,000 and $30,935,000, respectively. These carryforwards expire in varying amounts beginning in 2008 if not utilized. To the extent that Coeur's net operating losses incurred through 1994 (approximately $2,000,000 at December 31, 2001) are utilized in the future, the benefit will reduce the excess cost over fair value of net assets acquired. The 2000 and 1999 valuation allowance includes an allowance against net operating losses generated by tax only deductions for stock options for approximately $140,000, for which the benefit will go directly to shareholders' equity.

Due to the Company's history of operating losses and uncertainty regarding its ability to generate taxable income in the future, management has determined that a valuation allowance equal to the amount of net deferred tax assets is required at December 31, 2001 and 2000.

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

17.  SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents a summary of operations for the quarters of 2001 and 2000:

                                          2001                                                           2000
                    ------------------------------------------------     --------------------------------------------------------
                       First       Second       Third        Fourth          First          Second           Third      Fourth
                      Quarter     Quarter      Quarter      Quarter         Quarter        Quarter          Quarter     Quarter
                    ---------- ------------  -----------   ---------      -----------    ----------        --------     --------
Net sales           $  802,000   $1,322,000   $1,235,000   $1,180,000     $1,489,000     $1,377,000    $   743,000   $  660,000
Gross profit            56,000      210,000      231,000       (4,000)       581,000        404,000        (45,000)    (261,000)
Net loss before
   preferred stock
   charges          (1,761,000)  (2,333,000)  (2,026,000)  (2,482,000)    (1,031,000)    (1,270,000)    (1,749,000)  (2,284,000)
Net loss
   attributable to
   common
   shareholders     (1,908,000)  (2,477,000)  (2,160,000)  (2,623,000)    (1,479,000)(a) (2,047,000)(b) (1,917,000)  (4,521,000)(c)
Net loss before
   preferred stock
   charges per
   common share          (0.22)       (0.26)       (0.22)       (0.26)         (0.14)         (0.17)         (0.23)       (0.29)

Net loss
   attributable
   to common
   shareholders per
   common share     $    (0.24)  $    (0.28)  $    (0.23)  $    (0.28)    $    (0.20)    $    (0.27)    $    (0.25)  $   (0.58)

17. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)(continued)

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

                               PHARMANETICS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2001, 2000 and 1999

                                             Balance at     Charge to                      Balance at
                                             Beginning      Costs and                         End
                                             of Period      Expenses      Deductions       of Period
                                             ----------     ---------     ----------       -----------
YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:

   Accounts Receivable Reserve (a)           $     4,339    $    --       $  2,344 (e)     $     1,995
                                             ===========    ===========   ============     ===========

   Inventory Reserves (b)                    $   125,000    $    84,574   $134,574 (d)     $    75,000
                                             ===========    ===========   ============     ===========

   Deferred Tax Valuation Allowance (c)      $12,927,000    $ 3,367,000   $     --         $16,294,000
                                             ===========    ===========   ============     ===========

YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:

    Accounts Receivable Reserve (a)          $    29,556    $     3,574   $ 28,791 (e)     $     4,339
                                             ===========    ===========   ============     ===========

    Inventory Reserves (b)                   $   100,000    $   109,460   $ 84,460 (d)     $   125,000
                                             ===========    ===========   ============     ===========

    Deferred Tax Valuation Allowance (c)     $10,615,000    $ 2,312,000   $     --         $12,927,000
                                             ===========    ===========   ============     ===========

YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:

    Accounts Receivable Reserves (a)         $    14,226    $    40,000   $ 24,670 (e)     $    29,556
                                             ===========    ===========   ============     ===========

    Inventory Reserves (b)                   $    85,000    $    95,462   $ 80,462 (d)     $   100,000
                                             ===========    ===========   ============     ===========

    Deferred Tax Valuation Allowance (c)     $ 8,417,000    $ 2,198,000   $     --         $10,615,000
                                             ===========    ===========   ============     ===========

(a) Represents an allowance for both product returns and doubtful accounts. Activity represents doubtful accounts only. Revenues have been reduced directly for product returns.

(b) Represents an allowance for excess and aging inventory and lower of cost or market adjustments.

(c)  Represents an allowance for deferred tax assets

(d)  Represents inventory items written down to lower of cost or market.

(e)  Represents uncollectible accounts written off.

                        Report of Independent Accountants
                        on Financial Statement Schedules

To the Board of Directors of PharmaNetics, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 15, 2002 appearing in this Form 10-K of PharmaNetics, Inc., also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 15, 2002