Form 10-Q
period 2002-03-31
PHARMANETICS INC
filed 2002-05-08
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly	report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

☐ Transition	report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to                .

Commission File Number
0-25133

PHARMANETICS, INC.
(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-2098302
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

9401 Globe Center Drive, Suite 140 Morrisville, North Carolina	27560
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 919-582-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒            NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2002
Common Stock, no par value	9,551,770

PHARMANETICS, INC.

PHARMANETICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,197	$14,883
Accounts and other receivables	650	462
Inventories	2,066	2,223
Other current assets	357	242

Total current assets	15,270	17,810
Property and equipment, net	8,402	8,503
Patents and intellectual property, net	547	551
Other noncurrent assets	129	150

Total assets	$24,348	$27,014

LIABILITIES, REDEEMABLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601	$741
Accrued expenses	189	723
Deferred revenue, current portion	647	487
Current portion of long term debt and capital lease obligations	23	23

Total current liabilities	1,460	1,974

Noncurrent liabilities:
Deferred revenue, less current portion	1,224	1,346
Long term debt and capital lease obligations, less current portion	58	66

Total noncurrent liabilities	1,282	1,412

Total liabilities	2,742	3,386
Series A convertible redeemable preferred stock, no par value; authorized 120,000 shares; 90,500 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively (aggregate liquidation value at March 31, 2002 of $9,050,000)	7,520	7,520
Contingently redeemable common stock	8,538	8,538

Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; 9,551,770 and 9,485,294 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	57,545	57,186
Accumulated deficit	(51,997)	(49,616)

Total shareholders’ equity	5,548	7,570

Total liabilities, redeemable preferred stock, contingently redeemable common stock and shareholders’ equity	$24,348	$27,014

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net sales	$943	$802
Cost of goods sold	906	748

Gross profit	37	54

Operating expenses:
General and administrative	903	875
Sales and marketing	284	227
Research and development	1,261	817

Total operating expenses	2,448	1,919

Operating loss	(2,411)	(1,865)

Other income (expense):
Interest expense	(3)	(27)
Interest income	44	80
Other income	1	1
Development income	114	50

Total other income	156	104

Net and comprehensive loss	(2,255)	(1,761)
Dividends on preferred stock	125	147

Net loss applicable to common shareholders	($2,380)	($1,908)

Basic and diluted net loss per common share	($0.25)	($0.24)

Average weighted common shares outstanding	9,524	7,852

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	($2,256)	($1,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	227
Amortization of intangible and other assets	37	44
Amortization of discount on investments	—	(31)
Provision for inventory obsolescence	18	75
Change in operating assets and liabilities:
Accounts receivable	(187)	(587)
Inventories	139	(420)
Other assets	(115)	(217)
Accounts payable and accrued expenses	(674)	(273)
Deferred revenue	38	(57)

Net cash used in operating activities	(2,625)	(3,000)

Cash flows from investing activities:
Payments for purchase of property and equipment	(281)	(1,845)
Disposal of property and equipment	7	—
Costs incurred to obtain patents and intangibles	(14)	(37)
Purchases of investments	—	(57)
Proceeds from maturities of investments	—	3,935

Net cash (used in) provided by investing activities	(288)	1,996

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(7)	(223)
Proceeds from common stock options exercised	257	3
Repurchase of common stock	(23)	—

Net cash provided by (used in) financing activities	227	(220)

Net decrease in cash and cash equivalents	(2,686)	(1,224)
Cash and cash equivalents at beginning of period	14,883	5,344

Cash and cash equivalents at end of period	$12,197	$4,120

Supplemental disclosure of noncash investing and financing activities:
Preferred stock dividends paid with common shares	$125	$147

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.    Organization and Basis of Presentation

PharmaNetics, Inc. (the “Company”) is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. (“CVDI”). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround diagnostics to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary dry chemistry diagnostic test system, known as the Thrombolytic Assessment System (“TAS”), to provide rapid and accurate evaluation of hemostasis at the point of patient care. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Certain reclassifications were made to the prior year financial statements to conform them to the current presentation.

Note 2.    Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 3.    Inventory

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
Raw materials, net of allowance	$1,637,000	$1,820,000
Finished goods	429,000	403,000

	$2,066,000	$2,223,000

Note 4.    Loss Per Common Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company’s quarters ended March 31, 2002 and 2001, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. The number of potential common shares (options, warrants and convertible preferred stock) as of March 31, 2002 and 2001 totaled 2,476,660 and 2,537,175, respectively.

Note 5.    Preferred Stock

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock (“Series A”), resulting in net proceeds to the Company of $11,22,000. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. For the quarter ended March 31, 2002, the Series A dividend was paid by issuing 17,276 shares of common stock.

Each share of the Series A is convertible into ten shares of common stock. The number of common shares potentially issuable for conversion of preferred stock and exercise of warrants, including the related dividends, is approximately 1,256,000. The Series A is convertible at the option of the holder at any time or may be redeemed at the option of the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) a completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00, (c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) a sale of all or substantially all of the Company’s assets, or (e) at any time after February 28, 2004.

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

On the date of issuance of the Series A, the effective conversion price of the Series A was at a discount to the price of the common stock into which the Series A is convertible. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, this discount totaled $3,004,000 and was recorded as a preferred stock dividend during 2000.

Note 6.    Common Stock

In April 2001, Bayer Diagnostics, the Company’s distributor, purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9%. The Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998.

The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a “change in control”, as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount of consideration received by the Company’s shareholders. In accordance with the implementation requirements of Emerging Issues Task Force Abstract No. 00-19, the Company has transferred from permanent equity to temporary equity an amount equal to the potential “change in control” payment called for by the purchase agreement assuming a “change in control” transaction yielding a payment to common shareholders equal to the fair market value of our common stock, as measured by reference to the closing sale price of our common stock on the NASDAQ National Market, at the end of the reporting period. Under the accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is higher than the fair market value of a common share.

Note 7.    Development Income and Deferred Revenue

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 101. Under SAB 101, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. In the past, the Company has received payments as part of collaboration agreements with other entities. Revenue recognized related to collaboration agreements for the quarters ended March 31, 2002 and 2001 were $114,000 and $50,000 respectively. At March 31, 2002, total payments received but deferred to future periods was $1,871,000.

Note 8.    Significant Customers

During the quarters ended March 31, 2002 and 2001, the Company had sales to one customer totaling $926,000 and $664,000, respectively. At March 31, 2002 and December 31, 2001, outstanding receivables from that customer totaled 97% and 96%, respectively, of total receivables.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Our actual results might differ materially from those projected in the forward-looking statements due to any number of factors, including those set forth below under “—Factors That May Affect Future Results”. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in our other SEC filings, copies of which are available upon request to us.

The following discussion should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to us include our wholly-owned subsidiary, Cardiovascular Diagnostics, Inc., or CVDI.

PharmaNetics, Inc., through its wholly-owned subsidiary Cardiovascular Diagnostics, Inc. (“CVDI”), develops, manufactures and markets rapid turnaround diagnostics to assess blood clot formation and dissolution. CVDI’s products are a proprietary analyzer and dry chemistry tests, known as the Thrombolytic Assessment System or TAS that provide, at the point of patient care, rapid and accurate evaluation of hemostasis. The Company is also establishing itself in the emerging field of theranostics, or rapid near-patient testing, in which the diagnostic results may influence treatment decisions. Current tests and tests under development are used in the treatment of angina, heart attack, stroke, deep vein thrombosis and pulmonary and arterial emboli. The TAS technology is used at the point of patient care which provides many potential benefits, including faster results for better treatment of patients, reduced usage of blood products for bleeding complications, quicker patient transfers from costly critical care settings and reduced hospital costs due to less paperwork and personnel time in processing blood samples.

The Company currently derives income from the following sources: TAS product sales, interest income, and development income recognized in connection with collaboration agreements. Currently, product sales mainly consist of the Company’s routine test cards, the PT, aPTT and HMT tests along with the related controls and analyzers. Upon introduction of these products in 1993 and 1995, the Company distributed these routine products through a direct sales force. However, given a consolidating hospital industry, CVDI determined that distribution arrangements, rather than a direct sales force, were needed to penetrate the market. Thus, CVDI has signed a global distribution agreement with Bayer Diagnostics to distribute its products. Bayer’s strength is in critical care areas of the hospital which the Company believes should facilitate the placement of the TAS technology.

In addition, the Company’s business strategy has evolved towards becoming more focused on theranostics, the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. Rapid diagnostic capabilities might improve patient care and turnover, and there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company believes that physicians are beginning to see the need for drug management tools and, consequently, the Company is seeking greater involvement of physician thought leaders during development of new test cards. The Company also believes that these trends should allow the Company to obtain higher pricing of these specialty tests. As a result, the Company has exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing development agreements with major pharmaceutical companies to monitor the effects of certain new drugs that are in clinical trials or currently being marketed. Increased placement of specialty tests might also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company’s product sales in the quarters ended March 31, 2002 and 2001 were made to the Company’s distributor, Bayer. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to the development agreement with Aventis. The Company is recognizing revenue related to the Aventis contract, which was entered into in 2000, over the agreement period of five years.

EQUITY

In April 2001, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a “change in control”, as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount of consideration received by the Company’s shareholders. In accordance with the implementation requirements of Emerging Issues Task Force Abstract No. 00-19, the Company has transferred from permanent equity to temporary equity an amount equal to the potential “change in control” payment called for by the purchase agreement assuming a “change in control” transaction yielding a payment to common shareholders equal to the fair market value of our common stock, as measured by reference to the closing sale price of our common stock on the NASDAQ National Market, at the end of the reporting period. Under the accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is higher than the fair market value of a common share.

STOCK-BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations, including Interpretation No. 44, (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25”, in accounting for its stock plans. Accordingly, no compensation expense has been recognized for stock options granted to employees with an exercise price equal to or above the trading price per share of the Company’s common stock on the grant date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VS MARCH 31, 2001

Net sales for the quarter ended March 31, 2002 were $943,000 compared to $802,000 in the same period in 2001. Revenues increased due to the sale of more analyzers to Bayer in the first quarter of 2002 as Bayer increased its promotion of the product. Test card and control revenue for the first quarter of 2002 was essentially unchanged compared to the same period in 2001.

Cost of goods sold for the quarter ended March 31, 2002 was $906,000 compared to $748,000 in the comparable period in 2001. The increase was due to higher material costs as a result of the higher sales volume of analyzers and also due to increased depreciation costs in production overhead from new equipment purchases in the last three quarters of 2001.

Total operating expenses for the quarter ended March 31, 2002 were $2.4 million compared to $1.9 million in the first quarter of 2001. The increase was mainly attributable to increased research and development materials, supplies and clinical trial costs associated with on-going research and development projects. Sales and marketing expenses also increased due to preparations for the launch of the enoxaparin test card expected later in 2002.

Other income (expense) for the quarter ended March 31, 2002, which is composed of interest income, interest expense and development income, was a net income of $156,000 compared to a net income of $104,000 in the first quarter ended March 31, 2001. Interest income decreased due to much lower interest rates during the first quarter of 2002 compared to the same period in 2001. These lower interest rates offset the higher cash and investment balances during the first quarter of 2002 compared to 2001. Development income in both periods was recognized related to the collaboration with Aventis Pharmaceuticals entered into during 2000. The increase in the first quarter of 2002 relates to the receipt in June 2001 of a $1 million milestone payment from Aventis that is being recognized over the period of the development agreement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents of $12.2 million and working capital of $13.8 million, as compared to $14.9 million and $15.8 million, respectively, at December 31, 2001. During the quarter ended March 31, 2002, the Company used cash in operating activities of $2.6 million. The use of cash was principally due to funding the net operating loss of the Company and decreased payables and accrued expenses.

During the first quarter of 2002, the Company purchased and installed software to continue the upgrade of its technology infrastructure. In 2001, the Company purchased new equipment and completed leasehold improvements to its new facility. Given the completion of the Company’s move during 2001, the Company expects capital expenditures in 2002 to be much lower than in 2001 and to range from $500,000 to $1,000,000.

Cash provided by financing activities in the quarter ended March 31, 2002 was attributable to stock option exercises. This inflow was reduced by common stock repurchases that occurred during the quarter.

In April 2001, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a “change in control”, as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount of consideration received by the Company’s shareholders. In accordance with the implementation requirements of Emerging Issues Task Force Abstract No. 00-19, the Company has transferred from permanent equity to temporary equity an amount equal to the potential “change in control” payment called for by the purchase agreement assuming a “change in control” transaction yielding a payment to common shareholders equal to the fair market value of our common stock, as measured by reference to the closing sale price of our common stock on the NASDAQ National Market, at the end of the reporting period. Under the accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is higher than the fair market value of a common share.

The Company has sustained continuing operating losses in 2002 and had an accumulated deficit of $52.0 million as of March 31, 2002. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition to the capital expenditures noted above, the Company expects to incur additional operating losses during the remainder of 2002. The Company’s working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from distributors, primarily Bayer, and from sales of specialty test cards such as the Enoxaparin test. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company might acquire other products, technologies or businesses that complement the Company’s existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, the Company might consider a joint venture or the sale of manufacturing rights to complete the commercialization of its routine anticoagulant monitoring tests. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer, will be adequate to satisfy its planned liquidity and cash requirements through 2002. If additional liquidity becomes necessary in the future, the Company will consider external sources of financing as needed. These financings may take the form of equity financings such as a private placement of common or preferred stock, a follow-on public offering of common stock or additional equity infusions from collaborative partners. Given the Company’s low amount of debt at March 31, 2002, the Company may also consider debt financings such as a working capital line of credit or a term loan.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that might affect the Company’s future operating results and stock price. There can be no assurance that new tests, particularly specialty tests, can be developed, receive regulatory approval, and be commercialized and accepted in the market. Other risks include: market acceptance of TAS; the Company’s continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; competition within the diagnostic testing industry and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company’s quarterly operating results as well as other factors which may be unrelated to the Company’s performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company’s common stock. Securities of issuers having relatively limited capitalization are particularly susceptible to volatility based on short-term trading strategies of certain investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMANETICS, INC.

Date:    May 8, 2002

By:	/s/ JAMES MCGOWAN
James McGowan Chief Financial Officer (Principal Financial Officer)

By:	/s/ PAUL STOREY
Paul Storey Director of Finance/Treasurer (Principal Accounting Officer)