Form 10-Q
period 2002-09-30
PHARMANETICS INC
filed 2002-11-12
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2002
Common Stock, no par value	9,610,070

PHARMANETICS, INC.

PHARMANETICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,721	$14,883
Accounts and other receivables	825	462
Inventories	2,434	2,223
Other current assets	355	242

Total current assets	12,335	17,810
Property and equipment, net	8,373	8,503
Patents and intellectual property, net	559	551
Other noncurrent assets	93	150

Total assets	$21,360	$27,014

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482	$741
Accrued expenses	665	723
Deferred revenue, current portion	709	487
Current portion of long-term debt and capital lease obligations	29	23

Total current liabilities	1,885	1,974

Noncurrent liabilities:
Deferred revenue, less current portion	2,257	1,346
Long-term debt and capital lease obligations, less current portion	55	66

Total noncurrent liabilities	2,312	1,412

Total liabilities	4,197	3,386
Series A convertible redeemable preferred stock, no par value; authorized 120,000 shares; 90,500 shares issued and outstanding at September 30, 2002 and December 31, 2001 (aggregate liquidation value at September 30, 2002 of $9,050)	7,520	7,520
Contingently redeemable common stock	13,376	8,538
Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; 9,610,070 and 9,485,294 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	52,985	57,186
Accumulated deficit	(56,718)	(49,616)

Total shareholders’ equity	(3,733)	7,570

Total liabilities, convertible redeemable preferred stock,contingently redeemable common stock and shareholders’ equity	$21,360	$27,014

The accompanying notes are an integral part of the unaudited consolidated financial statements

PHARMANETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30 2002	September 30 2001	September 30 2002	September 30 2001
Net sales	$1,176	$1,235	$2,918	$3,359
Cost of goods sold	922	1,004	2,548	2,865

Gross profit	254	231	370	494

Operating expenses:
General and administrative	808	1,094	2,610	3,322
Sales and marketing	281	336	816	928
Research and development	1,475	1,007	4,139	2,752

Total operating expenses	2,564	2,437	7,565	7,002

Operating loss	(2,310)	(2,206)	(7,195)	(6,508)

Other income (expense):
Interest expense	(2)	(3)	(7)	(69)
Interest income	25	138	105	347
Grant/royalty income	—	—	25	12
Development income	131	50	359	150
Other expense	(29)	(5)	(51)	(52)

Total other income	125	180	431	388

Net and comprehensive loss	(2,185)	(2,026)	(6,764)	(6,120)
Dividends on preferred stock	108	134	337	425

Net loss applicable to common shareholders	$(2,293)	$(2,160)	$(7,101)	$(6,545)

Basic and diluted net loss per common share	$(0.24)	$(0.23)	$(0.74)	$(0.75)

Weighted average common shares outstanding	9,578	9,369	9,552	8,694

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(6,764)	$(6,120)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss on sale of property and equipment	(1)	49
Depreciation	1,136	925
Amortization of intangible and other assets	110	144
Amortization of discount on investments	—	(31)
Loss on trading securities	53	5
Provision for inventory obsolescence	303	110
Change in operating assets and liabilities:
Accounts receivable	(363)	(43)
Inventories	(514)	(816)
Other current and non-current assets	(165)	(60)
Accounts payable and accrued expenses	(318)	(733)
Deferred revenue	1,132	326

Net cash used in operating activities	(5,391)	(6,244)

Cash flows from investing activities:
Payments for purchase of property and equipment	(1,013)	(3,000)
Disposal of property and equipment	7	—
Costs incurred to obtain patents and intangibles	(60)	(67)
Purchases of investments	—	(88)
Proceeds from maturities of investments	—	3,935

Net cash (used in) provided by investing activities	(1,066)	780

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(17)	(860)
Proceeds from issuance of long-term notes payable	12	—
Proceeds from issuance of common stock, net of offering costs	—	17,360
Proceeds from common stock options exercised	403	106
Repurchase of common stock	(103)	—

Net cash provided by financing activities	295	16,606

Net (decrease) increase in cash and cash equivalents	(6,162)	11,142
Cash and cash equivalents at beginning of period	14,883	5,344

Cash and cash equivalents at end of period	$8,721	$16,486

Supplemental disclosure of noncash investing and financing activities:
Preferred stock dividends paid with common shares	$337	$425
Purchase of property and equipment through capital lease	$—	$72
Change in contingently redeemable common stock	$4,838	$9,050

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

Note 2. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 3. Inventory

Inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials, net of allowance	$2,033	$1,820
Finished goods	401	403

	$2,434	$2,223

Note 4. Patents and Intellectual Property

Patents and intellectual property costs are capitalized and are amortized using the straight-line method over their estimated useful lives, generally 17 years. Periods of amortization are evaluated periodically to determine whether later events and circumstances warrant revised estimates of useful lives.

Note 5. Loss Per Common Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company’s quarters and nine months ended September 30, 2002 and 2001, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. The number of potential common shares (represented by outstanding options, warrants and convertible preferred stock) as of September 30, 2002 and 2001 totaled 2,467,634 and 2,586,175, respectively.

Note 6. Preferred Stock

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock (“Series A”), resulting in net proceeds to the Company of $11,220,000. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. For the quarter ended September 30, 2002, the Series A dividend was paid by issuing 22,182 shares of common stock.

Each share of the Series A is convertible into ten shares of common stock. The number of common shares currently reserved for issuance upon conversion of preferred stock and exercise of warrants, including the related dividends, is approximately 1,281,000. The Series A is convertible at the option of the holder at any time or may be redeemed at the option of the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00, (c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) sale of all or substantially all of the Company’s assets, or (e) at any time after February 28, 2004.

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

Note 7. Common Stock

In April 2001, Bayer Diagnostics, the Company’s distributor, purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9%. At the same time, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998.

The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a “change in control”, as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount of consideration received by the Company’s shareholders pursuant to the change of control transaction. In accordance with the implementation requirements of Emerging Issues Task Force Abstract No. 00-19, the Company has transferred from permanent equity to temporary equity an amount equal to the potential “change in control” payment called for by the purchase agreement assuming a “change in control” transaction yielding a payment to common shareholders equal to the fair market value of our common stock, as measured by reference to the closing sale price of our common stock on the NASDAQ National Market, at the end of the reporting period. Under the accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is higher than the fair market value of a common share. This provision expires on December 31, 2002, although it would continue to apply to any change of control transaction occurring after that date if negotiations leading up to the change of control were initiated prior to that date.

Note 8. Development Income and Deferred Revenue

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 101. Under SAB 101, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. The Company has received payments as part of collaboration agreements with other entities in the past, including during the quarter ended September 30, 2002, during which the Company received a collaboration payment of $1.5 million from Aventis. Revenue recognized related to collaboration agreements for the quarters ended September 30, 2002 and 2001 were $131,000 and $50,000, respectively. At September 30, 2002, total payments received but deferred to future periods was $2,966,000.

Note 9. Significant Customers

During the quarters ended September 30, 2002 and 2001, the Company had sales to one customer totaling $969,000 and $732,000, respectively. At September 30, 2002 and December 31, 2001, outstanding receivables from that customer totaled 91% and 96% of total receivables, respectively.

Note 10. Recent Accounting Pronouncements

In April, the Financial Accounting Standards Board (FASB) issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement also amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect this pronouncement to have a material impact on its financial statements.

In June, the FASB issued Statement No. 146 (FAS 146), “Accounting for Exit or Disposal Activities”. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of FAS 146 includes (1) costs related to terminating a contract that is not a capital lease (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on its financial statements.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company’s product sales in the quarters ended September 30, 2002 and 2001 were made to the Company’s distributor, Bayer. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to the development agreement with Aventis. The Company is recognizing revenue related to the Aventis contract, which was entered into in 2000, over the agreement period.

EQUITY

In April 2001, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a “change in control”, as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount of consideration received by the Company’s shareholders pursuant to a change of control transaction. In accordance with the implementation requirements of Emerging Issues Task Force Abstract No. 00-19, the Company has transferred from permanent equity to temporary equity an amount equal to the potential “change in control” payment called for by the purchase agreement assuming a “change in control” transaction yielding a payment to common shareholders equal to the fair market value of our common stock, as measured by reference to the closing sale price of our common stock on the NASDAQ National Market, at the end of the reporting period. Under the accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is higher than the fair market value of a common share. This provision expires on December 31, 2002, although it would continue to apply to any change of control transaction occurring after that date if negotiations leading up to the change of control were initiated prior to that date.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS SEPTEMBER 30, 2001

Net sales for the quarter ended September 30, 2002 were $1,176,000 compared to $1,235,000 in the same period in 2001. During 2001, the Company received a $1.5 million payment from AstraZeneca of which the Company recognized $500,000 as revenue in the quarter ended September 30, 2001. The Company recognized no such revenue in the third quarter of 2002. Test card revenue for the third quarter of 2002 increased approximately $204,000 due to sales of specialty cards to pharmaceutical companies for use in their clinical trials. Routine test card and controls revenue was essentially flat compared to the third quarter of 2001. Analyzer revenue increased compared to the same period in 2001 due to higher unit sales by Bayer.

Cost of goods sold for the quarter ended September 30, 2002 was $922,000 compared to $1,004,000 in the comparable period in 2001. Material and labor cost increases from higher unit sales of analyzers were offset by decreased operational and technical support overhead devoted to producing test cards for sale. As a result of a new accounting software system, production overhead costs in the third quarter of 2002 of approximately $128,000 have been classified as research and development expense in the statement of operations based on test cards produced and consumed in development activities.

Total operating expenses for the quarter ended September 30, 2002 were $2.6 million compared to $2.4 million in the third quarter of 2001. General and administrative expenses in the third quarter of 2002 decreased compared to the third quarter of 2001 due to fewer personnel and lower technology infrastructure costs, as the Company was implementing new accounting and manufacturing software during the 2001 third quarter. Sales and marketing expenses decreased due to reduced training and promotion costs compared to the same period in 2001. These decreases were partially offset by increased research and development expenses, mainly due to higher project costs compared to 2001. In the third quarter of 2002, the Company completed clinical trials associated with the ENOX test card, and the Company incurred costs related to development of an improved aPTT test that were not incurred in the third quarter of 2001.

Other income (expense) for the quarter ended September 30, 2002, which is composed of interest income, interest expense and development income, was a net other income of $125,000 compared to a net other income of $180,000 in the third quarter of 2001. Interest income decreased due to much lower interest rates and lower average cash balances during the third quarter of 2002 compared to the same period in 2001. Development income in both periods was recognized related to the collaboration with Aventis entered into during 2000 that is being recognized over the period of the development agreement. This income increased compared to the third quarter of 2001 as additional milestone payments were made since the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS SEPTEMBER 30, 2001

Net sales for the nine months ended September 30, 2002 were $2,918,000 compared to $3,359,000 for the same period in 2001. This decrease was mainly due to decreased specialty card revenue, as $1,000,000 was recognized for the first nine months of 2001 related to an agreement with AstraZeneca. This decrease was partially offset by higher sales of analyzers and controls to our distributor compared to 2001.

Cost of goods sold for the nine months ended September 30, 2002 was $2,548,000 compared to $2,865,000 for the same period in 2001. Increased material and labor costs from higher units of analyzers and from slightly lower test card yields were offset by decreased operational and technical support overhead devoted to production of product for sale. In addition, as a result of a new accounting software system, production overhead costs in the first nine months of 2002 of approximately $675,000 have been classified as research and development expense in the statement of operations based on test cards produced and consumed in development activities.

Total operating expenses for the nine months ended September 30, 2002 were $7,565,000 compared to $7,002,000 for the same period in 2001. General and administrative expenses decreased in 2002 due to fewer personnel and lower technology infrastructure costs. Also, facility costs decreased as only one facility was supported during all of 2002 compared to two facilities for a portion of 2001, when the Company moved to a new location. Sales and marketing expenses decreased due to lower promotion and training expenses. These decreases were offset by increased research and development costs related to budgeted personnel cost increases and higher costs associated with on-going development projects for supplies, experimental test cards and clinical trials expense, principally for completion of the Enox test card clinical trials.

Other income (expense) for the nine months ended September 30, 2002 increased $43,000 over the prior year. Lower net interest income was offset by increased development income from the collaboration agreement with Aventis.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash and cash equivalents of $8.7 million and working capital of $10.5 million, as compared to $14.9 million and $15.8 million, respectively, at December 31, 2001. During the nine months ended September 30, 2002, the Company used cash in operating activities of $5.4 million. The use of cash was principally due to funding the Company’s net operating loss as well as funding working capital requirements. These uses were partially offset by receipt of a $1.5 million milestone payment related to the collaboration agreement with Aventis.

During the first nine months of 2002, the Company purchased and installed software to continue the upgrade of its technology infrastructure. In 2001, the Company purchased new equipment and completed leasehold improvements to its new facility. Given the completion of the Company’s move during 2001, the Company expects that its capital expenditures in 2002 will be lower than in 2001 and will be approximately $1.1 to 1.2 million.

Cash provided by financing activities of $295,000 in the nine months ended September 30, 2002 was attributable to stock option exercises. This inflow was reduced by common stock repurchases of $103,000, as well as on-going repayments of debt and leases.

In April 2001, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a “change in control”, as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount of consideration received by the Company’s shareholders pursuant to a change of control transaction. In accordance with the implementation requirements of Emerging Issues Task Force Abstract No. 00-19, the Company has transferred from permanent equity to temporary equity an amount equal to the potential “change in control” payment called for by the purchase agreement assuming a “change in control” transaction yielding a payment to common shareholders equal to the fair market value of our common stock, as measured by reference to the closing sale price of our common stock on the NASDAQ National Market, at the end of the reporting period. Under the accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is higher than the fair market value of a common share. This provision expires on December 31, 2002, although it would continue to apply to any change of control transaction occurring after that date if negotiations leading up to the change of control were initiated prior to that date.

The Company has sustained continuing operating losses in 2002 and had an accumulated deficit of $57 million as of September 30, 2002. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition to the capital expenditures noted above, the Company expects to incur additional operating losses during the remainder of 2002 and into 2003. The Company’s working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from distributors, primarily Bayer, and from sales of specialty test cards such as the Enoxaparin test. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company might acquire other products, technologies or businesses that complement the Company’s existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, the Company might consider a joint venture or the sale of manufacturing rights to complete the commercialization of its routine anticoagulant monitoring tests. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer, will be adequate to satisfy its planned liquidity and cash requirements through 2003. If additional liquidity becomes necessary in the future, the Company will consider external sources of financing as needed. These financings, if available, may take the form of equity financings such as a private placement of common or preferred stock, a follow-on public offering of common stock or additional equity infusions from collaborative partners. Given the Company’s low amount of debt at September 30, 2002, the Company may also consider debt financings such as a working capital line of credit or a term loan.

RECENT ACCOUNTING PRONOUNCEMENTS

In April, the Financial Accounting Standards Board (FASB) issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement also amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect this pronouncement to have a material impact on its financial statements.

In June, the FASB issued Statement No. 146 (FAS 146), “Accounting for Exit or Disposal Activities”. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of FAS 146 includes (1) costs related to terminating a contract that is not a capital lease (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on its financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Director of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Director of Finance have concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	—Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
99.2	—Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002

(b)
The Company filed a current report on Form 8-K on July 19, 2002 disclosing the contents of a press release issued on that date containing responses from the Company’s CEO to recent commonly asked questions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by each of the undersigned thereunto duly authorized.

PHARMANETICS, INC.

Date: November 12, 2002	By:	/s/ John P. Funkhouser
John P. Funkhouser Chief Executive Officer

By:	/s/ James A. McGowan
James A. McGowan Chief Financial Officer (Principal Financial Officer)

By:	/s/ Paul T. Storey
Paul T. Storey Director of Finance/Treasurer (Principal Accounting Officer)

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, John P. Funkhouser, certify that:

1.	I have reviewed this quarterly report on Form 10Q of PharmaNetics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ John P. Funkhouser
John P. Funkhouser Chief Executive Officer

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, James A. McGowan, certify that:

1.	I have reviewed this quarterly report on Form 10Q of PharmaNetics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ James A. McGowan
James A. McGowan Chief Financial Officer