Form 10-K
period 2002-12-31
PHARMANETICS INC
filed 2003-03-25
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________ to ____________

Commission file number 0-25133

PHARMANETICS, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-2098302 (I.R.S. Employer Identification No.)

9401 GLOBE CENTER DRIVE, SUITE 140 MORRISVILLE, NORTH CAROLINA (Address of principal executive offices)	27560 (Zip Code)

Registrant’s telephone number, including area code:
919-582-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
COMMON STOCK (NO PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon $4.96 per share, the closing price of the Common Stock on June 30, 2002, on the NASDAQ National Market System, was approximately $37,014,000 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 19, 2003, the registrant had outstanding 9,732,872 shares of Common Stock (no par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors That Might Affect Future Results” and elsewhere, as well as in the Company’s other filings with the SEC, and including, in particular, the ability of the Company to implement its business strategy, risks relating to new product development, uncertainties regarding market acceptance of the Company’s products, government regulation, healthcare industry consolidation and competition.

PART I

ITEM 1.         BUSINESS

PharmaNetics, Inc. (the “Company” or “PharmaNetics”), through its wholly-owned subsidiary Cardiovascular Diagnostics, Inc. (“CVDI”), develops, manufactures and markets rapid diagnostics to dose, manage and screen patients on drugs affecting coagulation. The Company’s products are a proprietary analyzer and dry chemistry tests and controls, known as the Thrombolytic Assessment System or TAS, that provide a physician, at the point of patient care, information that can affect therapy. PharmaNetics is establishing itself in this emerging field of theranostics, defined as rapid near-patient testing in which the diagnostic results may influence treatment decisions. The Company’s current tests and tests under development are used in the treatment of angina, heart attack, stroke, deep vein thrombosis and pulmonary and arterial emboli.

TAS is a stat, or “as soon as possible”, point-of-care system capable of monitoring the coagulation (formation) and lysis (dissolution) of blood clots. Such monitoring provides information which is critical in administering anticoagulant and thrombolytic (clot-dissolving) drugs, which are used in the treatment of a variety of medical disorders. Hemostatic test results must be provided quickly because a majority of the drugs used to regulate clotting are cleared rapidly from the body, and certain drugs must be closely monitored to maintain drug levels within an effective treatment range. The Company believes that hospital central and stat laboratories, which currently provide the majority of such testing, generally cannot provide timely information to clinicians regarding drugs that affect coagulation and thrombolysis. Delay in providing such information can be a problem because the physician is likely to leave the patient area during this time, which may result in a further delay of diagnosis and treatment. The Company believes that the TAS can provide information regarding coagulation and thrombolysis as well as drug monitoring on a timely basis, permitting quicker diagnosis and therapeutic intervention, which will improve therapy and the quality of patient care. The Company believes that this improvement may facilitate quicker transfers out of expensive critical care settings, reduce the overall length of hospital stays, reduce expenditures for laboratory equipment and its associated maintenance, and reduce the unnecessary use of pharmaceuticals. In addition, point-of-care testing can reduce hospitals’ costs by reducing the numerous steps, paperwork and personnel used in collecting, transporting, documenting and processing blood samples.

The Company currently sells domestically and internationally its TAS analyzer and a menu of tests and controls. FDA approved tests that are currently sold for commercial use are listed and described below under the subheading “Products”. The Company has sold three other tests, the Lysis Onset Time (“LOT), Ecarin Clotting Time (“ECT”) and a modified ecarin clotting time test “for investigational use only” which are described below under the subheading “Tests Cards Under Development”. In addition, the Company has obtained a Humanitarian Device Exemption, or HDE, for its ECT card, which is used in managing patients suffering from heparin induced thrombocytopenia, or HIT. HDE approval is an expedited FDA authorization process to market devices used in rare disease states where no existing solution is available. In addition, the Company is currently researching and developing other test cards for use on the TAS system.

INDUSTRY OVERVIEW

Blood testing within the practice of laboratory medicine has been evolving in response to the introduction of new cardiovascular drugs and the physician’s demand for information. This demand for information is particularly acute in blood testing, where access to timely and accurate results is critical to effective patient care. Initially, hospital blood analysis was performed in multiple small laboratories that typically used time-consuming manual techniques. The advent of automated blood testing allowed for centralization and standardization of laboratory tests. With improved access to blood analysis, physicians began to use laboratory tests as a primary diagnostic tool and consequently demanded more tests and faster results. In an effort to meet this demand, some hospitals established decentralized stat laboratories nearer the patient. These laboratories typically rely on technology designed for efficiency in a high-volume centralized department. The Company believes that reliance on this technology makes stat laboratories inadequate and expensive, creating a need for new technology suitable for use at the point of patient care. As diagnostics move closer to the patient, the centralized lab has had a reduced role in the purchasing decisions for point-of-care systems. The physician is more likely to have influence over the use of point-of-care technology given its ability to be a valuable tool for managing therapy.

Access to timely and accurate coagulation test results is important because a majority of the drugs used to regulate clotting are cleared rapidly from the body and these drugs must be closely monitored to maintain drug levels within a safe and effective treatment range. Recent advances in technology allow many blood tests to be performed at the point of patient care, where the physician can most effectively use test results. While speed is important in point-of-care testing, accuracy is critical. Because point-of-care testing is often performed by operators who lack special laboratory skills or training, error-proof testing systems are important. By design, most point-of-care tests require limited materials and minimum labor. Point-of-care test systems must also comply with the Clinical Laboratory Improvement Act of 1988, or CLIA, and its regulations. See “Government Regulation”.

TECHNOLOGY

The TAS was designed to perform blood analysis rapidly and accurately at the point of care to provide a solution to these current healthcare demands. The Company’s core technology relating to both the TAS analyzer and test cards is currently protected by a number of U.S. and corresponding international patents. The TAS card technology combines a mixture of dry reagents and paramagnetic iron oxide particles, or PIOP, that is contained within the card’s reaction chamber. The test card has the approximate dimensions and half the thickness of a standard credit card. Blood samples are introduced into this reagent/particle mixture, dissolving the dry reagent and freeing the magnetic particles to move within the card’s chamber. When the oscillating magnetic field is generated by the TAS analyzer, the magnetic particles within the TAS card’s reaction chamber move in response to the magnetic field. An optical sensor within the TAS analyzer monitors the motion of the magnetic particles without touching the blood sample. When movement diminishes to a predetermined amplitude, the TAS system determines that a clot has been formed.

Conversely, the same technology is used to measure the time required for a clot to dissolve. The Company’s technology permits the measurement of clot dissolution by introducing a sample of blood to a mixture of magnetic particles and reagents including a clot-forming chemical, thereby inducing a clot. The system then measures the amount of time required for the induced clot to dissolve. The Company believes that TAS is the only point-of-care system capable of monitoring both coagulation and dissolution of clots. Furthermore, an additional benefit to the Company is the flexibility of the TAS technology, which allows for further expansion of the Company’s menu of tests, since new tests can be developed by using different reagents in the test cards.

PRODUCTS

TAS ANALYZER

The TAS analyzer weighs approximately four pounds and is about the size of a typical office telephone. The TAS analyzer has a four-line LCD display, which is driven by software to prompt the technician to input the user and patient ID numbers, sample type, and timing of application of the blood.

The analyzer and test cards are designed to work effectively in a decentralized testing environment where they are used by healthcare personnel who do not need formal central laboratory training. To operate TAS, a test card is passed through the magnetic strip reader of the analyzer, which automatically initiates quality controls and begins to elicit information from the operator through a series of prompts outlining the operating procedure for the specific test to be performed. The test card is then inserted into the TAS analyzer. A single drop of unprocessed, noncitrated or citrated whole blood or plasma is then placed into the reaction chamber of the test card, which already contains the appropriate mixture of dry reagents and PIOP for the test being performed. Typically within three minutes, the screen on the TAS analyzer displays a numerical test result, which is comparable to the result which would be achieved in a central laboratory using traditional testing procedures. The portable analyzer has been designed with a memory capability, may be connected to a printer, and with a software upgrade may be connected to the hospital’s patient information system. The internal memory of the TAS analyzer allows for the storage of up to 1,000 individual test results and has an alphanumeric keypad that allows for the input of up to a 20-character patient identification code. Additionally, the keypad provides for coded entry so only authorized personnel can gain access to the system. The analyzer can operate either on wall current or on an internal rechargeable battery. The Company’s distributor, Bayer Diagnostics (“Bayer”), currently markets this product as the Rapidpoint Coag analyzer.

ACCENT

The Accent is a microprocessor-based hardware accessory to the TAS analyzer. It connects to the TAS analyzer and automatically calculates the information required by physicians to manage the anticoagulation of patients on heparin during cardiopulmonary bypass procedures. It is used in conjunction with the HTT, PRT and HMT cards and is marketed by Bayer as Rapidpoint ACCENT. The data collected by Accent can be transferred to a printer and/or hospital information system for storage.

FDA-CLEARED TEST CARDS

The following describes the Company’s test cards that have been cleared by the FDA:

The Enoxaparin test, approved by the FDA in August 2002, detects the anticoagulant effect of the low molecular weight heparin (“LMWH”) enoxaparin, used for the treatment and prevention of thrombotic diseases. Enoxaparin is the world’s top-selling LMWH and is marketed by Aventis Pharmaceuticals under the brand names Lovenox® and Clexane® This test was developed in a collaborative development program with Aventis. The test assists physicians in evaluating anticoagulation status rapidly before and during percutaneous coronary intervention (“PCI”), and before removing the sheath.

The PT test is a general screening test that is used to assess a patient’s baseline hemostatic function or to monitor the use of oral anticoagulants, such as warfarin. Warfarin is widely used in the United States for long-term treatment in patients who have previously developed clots, including after heart attacks, to inhibit coagulation to reduce the risk of developing additional clots. A physician uses the PT test to monitor and maintain drug levels within a safe treatment range; too little warfarin will not prevent a new clot from developing, and too much of the drug may result in a bleeding complication. PharmaNetics manufactures and markets three different types of PT test cards, a general purpose PT test card routinely used in the United States, the PT One, which uses a more sensitive scale of measurement, and the PT-NC, which is used with finger stick samples.

The aPTT test is a coagulation screening test which may be used in conjunction with the PT to provide a global assessment of a patient’s ability to form a clot. In addition, the aPTT test is used to monitor heparin, an injectable anticoagulant. Hospitals routinely use heparin as the initial treatment for patients with a clot, including patients suffering from heart attacks or strokes. Heparin also prevents clots from forming in patients undergoing procedures involving particular risks of clotting, such as angiography, open heart surgery, dialysis and several other surgeries. Heparin must be closely monitored to assure adequate anticoagulation without increasing the risk of developing a bleeding complication. Time is particularly important when monitoring heparin, since the intravenously administered drug affects a patient’s coagulation system within minutes.

Generally, aPTT tests are incapable of monitoring high levels of heparin. The Company developed and markets its HMT for monitoring patients requiring high dose heparin therapy during procedures such as open heart surgery or dialysis. For example, during the course of an open heart surgery, the patient’s blood may be tested as many as four to six times to assure an adequate heparin effect. The Company believes that its HMT is a more effective test than comparable tests because it is easier to use and less prone to operator error. Also, it is not sensitive to changes in blood temperature or dilution, such as typically occur during bypass surgery. The Company believes that HMT more closely correlates with a precise but time-consuming laboratory measurement of heparin concentration than comparable tests.

The HTT and PRT test cards are combined with the HMT to provide a system for total individualized heparin management during cardiac surgery. Heparin management is complicated due to patients’ widely variable response to this drug as well as its clearance rate from the blood during surgery. Heparin dosing based on weight-based protocols is often unreliable, particularly in complicated cases with patients receiving simultaneous therapy. The Company believes the HTT/PRT approach should make it easier and cost effective to incorporate individual heparin management into routine practice.

The LHMT card is used principally in cardiac catheterization and interventional cardiology procedures. It is designed to monitor the effects of concentrations of unfractionated heparin above the range of aPTT but below that of the HMT.

The Company markets it ECT card under the FDA’s Humanitarian Device Exemption program. The ECT card is used in managing patients suffering from heparin induced thrombocytopenia. The FDA’s approval only allows the use of the test for managing patients who receive Refludan® while undergoing cardiopulmonary bypass.

TEST CARDS UNDER DEVELOPMENT

The Company is continuing research and development focused on expanding the current menu of tests for the TAS analyzer. The Company is currently researching and/or developing the following new tests:

Test	Description
Ecarin Clotting Time (“ECT”)	Test to monitor direct thrombin inhibitors for use in patients treated for heart attack or prevention of deep vein thrombosis
Modified Ecarin Clotting Time (“TIM”)	Test to allow the monitoring of oral antithrombin drugs currently in FDA phase 3 development for treatment of DVT and atrial fibrillation.
Synthetic Xa inhibitors	Test designed to monitor the anticoagulant effect of pentasaccharides
LR Enox	Test to detect the anticoagulant effects of enoxaparin sodium in special patient populations receiving enoxparin for treatment of prophylaxis of deep vein thrombosis
LRF	Test to monitor the effects of Ancrod, a fibrinogen-lowering drug for the treatment of stroke
SK Panel	Test to assess response to streptokinase
Lysis Onset Time (“LOT”)	Test to monitor a patient’s lytic response to any thrombolytic drug used for the treatmentof heart attack, stroke or other thrombotic diseases

QUALITY CONTROL PRODUCTS

The Company also develops single-use “crush-vial” controls for each test card. These controls are produced by the Company and a contract manufacturer and allow quality assurance testing at the point of care. In addition, the Company sells an Electronic Quality Control (“EQC”) card used to test analyzer function.

SALES, MARKETING AND DISTRIBUTION

The Company’s current marketing strategy for its PT, aPTT, HMT, PRT, HTT and LHMT test cards relies on a distribution partner. In August 1998, the Company signed a five-year global distribution agreement, subject to minimum annual sales, with Chiron Diagnostics Corp., now a part of Bayer, to distribute these test cards. At that time, the Company received an up-front investment of $6 million in exchange for 600,000 shares of common stock. Additionally, in April 2001, Bayer purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9%. In connection with the investment, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement. Under the terms of the amended agreement, Bayer will purchase, at pre-determined prices, the Company’s routine test cards identified in the agreement.

The Company and Bayer also expanded their relationship to cover collaborative distribution and supply of certain theranostic tests in the United States. Under the provisions of the agreement related to these speciality tests, Bayer is responsible for taking the orders, shipping and collecting receivables for these tests sold by the Company’s sales team. In return, Bayer will receive a 10% commission. This arrangment enables the customer to order all of the Company’s products from a single source. The initial term of this agreement expires on December 31, 2003, renewable thereafter for successive five-year terms. The Company has the right to terminate the Bayer agreement if (1) Bayer fails to make payments when due to the Company, (2) Bayer fails to maintain sales to end users or (3) a distributor appointed by Bayer sells products which are competitive with the Company. Either party may terminate the Agreement upon the occurrence of any of the following: (1) the insolvency of the other party; (2) material breach of the Bayer agreement by the other party which is not cured; or (3) certain types of “change-in-control” transactions by the other party.

The Company also markets TAS products in Europe and other foreign countries and Bayer is the Company’s exclusive distributor for all its products in these territories. In addition, Bayer has the contingent right to distribute outside the United States certain other theranostic test cards currently under development.

The Company believes that Bayer has a strong global presence and that its strategy for expanding rapid diagnostic platforms into critical care settings and its considerable presence in these specialized areas of the hospital will lead to increased placements of TAS products. The Company also believes that the TAS products are complementary with Bayer’s leading market position in blood gas analysis.

The Company has a collaborative marketing program with Aventis relating to the Enox test that entails coordinating sales, marketing and educational efforts to promote the use of the test in the United States. As part of this program, the Company intends to hire a contract sales force of up to 10 sales people located around the country, and contract technical service representatives, to work with Aventis’ Lovenox® sales force, which numbers approximately 700. The program provides for joint calls on qualified hospitals and joint marketing efforts. The Company anticipates that the ENOX test may facilitate the use of Lovenox in some cardiology patients and in certain special populations. PharmaNetics believes the ENOX test may provide physicians with a tool to more confidently prescribe enoxaparin for all of their patients, because they can assess the anticoagulant state of patients who could be sent to the catheterization laboratory. As noted above, Bayer will market the Enox test in other parts of the world and also is responsible for the distribution of these tests.

The commercial success of the Company’s products will depend upon their acceptance by the medical community as being useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the utility and cost-effectiveness of the Company’s tests and the receipt of regulatory clearances in the United States and elsewhere. The availability of point-of-care hemostasis test systems has been limited to date, so by selling point-of-care hemostasis test products, the Company is targeting an essentially new market. Diagnostic tests similar to those developed by the Company are generally performed by a central laboratory at a hospital or clinic. The approval of the purchase of diagnostic equipment by a hospital is generally controlled by its central laboratory. The Company expects central laboratories will resist yielding control of tests they have previously performed. The Company will also have to demonstrate to physicians that its diagnostic products perform as intended, meaning that the level of accuracy and precision attained by the Company’s products must be comparable to test results achieved by central laboratory systems. Failure of the Company’s products to achieve market acceptance would have a material adverse effect on the Company.

The Company is substantially dependent upon Bayer as its principal distributor for marketing and distribution of its PT, aPTT, HMT, HTT, PRT and LHMT test cards and the related controls and analyzer. Bayer will also market the Enox test in foreign countries and will distribute the Enox test worldwide. There can be no assurance that Bayer will be successful in its marketing or selling these products in sufficient volume to produce profitability for the Company. Also, there can be no assurance that the Company could build a cost-effective and adequate sales and marketing staff to replace Bayer in selling these routine products. The loss of the Company’s distributor or the inability to enter into agreements with new distributors to sell TAS products in additional countries could have a material adverse effect on the Company.

COLLABORATIONS

The Company’s strategy is to increasingly focus on becoming a leader in the theranostic testing market, specifically managing new therapeutics which affect coagulation. Many drugs currently under development may require faster, more accurate assessment, given short half-lives and narrow therapeutic windows, and thus the Company believes physicians will increasingly demand therapeutic drug monitoring. To further the goal of establishing itself in the emerging field of theranostics, the Company has entered into development agreements with major pharmaceutical companies such as The Medicines Company and Knoll AG (now a part of Abbott Laboratories) pursuant to which the Company is developing test cards for potential use in patient identification and monitoring of therapies affecting coagulation being investigated by these companies.

In relation to the development of the ecarin clotting time cards to monitor direct thrombin inhibitors, the Company has a worldwide exclusive sublicense from Abbott to use the reagent associated with the test. During 2001, the Company terminated an Interim Agreement with AstraZeneca related to Astra’s development of an oral thrombin inhibitor and received a payment of $1.5 million as part of the cessation of this agreement. The Company believes the medical community will embrace the need for a test for managing therapeutic levels in patients receiving oral and injectable direct thrombin inhibitors. To this end, the Company is presently in the process of collecting its own data and conducting clinical trials necessary to submit an FDA application for this test. The test would be used with three FDA-approved thrombin inhibitors on the market.

The Company’s intent is to enter into additional collaborations to expand its theranostic test card menu. Within the cardiovascular market, drugs affecting coagulation, such as thrombin inhibitors, platelet inhibitors and low molecular weight heparins, are under development by pharmaceutical companies. The Company’s strategy is to increase its number of collaborations, expand current collaborations, increase involvement of leading research centers and physician “thought leaders” and further the involvement of Bayer in working with other pharmaceutical companies to engage in outcome studies related to new theranostic tests.

The Company’s strategy is focusing its theranostic test development efforts on drugs in Phase 2 or Phase 3 development. The Company believes this will help reduce development risk as these drugs have a greater chance of approval than those just beginning clinical trials. Additionally, in the past under this collaboration model, the pharmaceutical company with whom the Company is collaborating has paid for the clinical trials and provided the Company access to the regulatory data associated with the test to be used in submitting a 510(k) notification. This approach has allowed the Company to cost-effectively develop its tests.

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

The Company has several competitors, including Roche Diagnostics, International Technidyne Corporation (“ITC”) and Medtronic, that manufacture and market point-of-care coagulation and hematology test systems. ITC, in particular, has a large installed base of systems, which it has been selling for over 20 years. Despite the fact that the Company believes that TAS competes favorably with these systems, ITC’s installed base could give it a competitive advantage. The Company believes that potential customers will base their purchasing decisions upon a combination of factors, including accuracy and precision, speed, cost-effectiveness, data management, ease-of-use, compliance with CLIA guidelines, and availability of a comprehensive test menu. If the Company introduces additional blood tests beyond its initial coagulation and hematology tests, it will compete with other companies that market similar products to hospitals for use in laboratories and at the point of patient care. Other manufacturers and academic institutions may be conducting research and development with respect to blood testing technologies and other companies may in the future engage in research and development activities regarding products that compete with those of the Company. Many of the companies in the medical technology industry, including those listed above, have substantially greater capital resources, research and development staffs, sales and manufacturing capabilities and manufacturing facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with TAS. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory clearances, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company’s competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those being marketed by the Company or that would render the Company’s technology and products obsolete or noncompetitive.

PATENTS AND OTHER INTELLECTUAL PROPERTY

The Company pursues patent applications to provide protection from competitors. A number of U.S. and corresponding international patents have been issued to the Company covering various aspects of the TAS technology. These patents expire between 2004 and 2013. The Company has filed, and is pursuing, a number of additional U.S. and international patent applications.

The Company’s success will depend in part on its ability to enforce its patents, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company’s ability to protect its proprietary position is also in part dependent on the issuance of additional patents on current and future applications. No assurance can be given that any patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company’s patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. Furthermore, others might have developed or will develop similar products, duplicate the Company’s products or design around the Company’s patents. If any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents or could be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. Such licenses might not be available or, if available, could be on terms unacceptable to the Company.

The Company also relies upon unpatented trade secrets to protect its proprietary technology. In particular, the Company believes that its custom-designed automated test card production line embodies proprietary process technology. Others may independently develop or otherwise acquire equivalent technology or otherwise gain access to the Company’s proprietary technology and the Company might not ultimately be able to protect meaningful rights to such unpatented proprietary technology. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry.

TOKUYAMA SODA LICENSE

The Company is a party to a License Agreement with Tokuyama Soda Company, Ltd. pursuant to which the Company granted Tokuyama exclusive rights to manufacture and sell PT and aPTT tests and analyzers in Myanmar, Brunei, Hong Kong, Indonesia, Japan, Malaysia, China, Philippines, Taiwan, South Korea, Singapore and Thailand. The Tokuyama License requires that the Company negotiate in good faith with Tokuyama for 90 days prior to marketing or licensing in these Asian nations any new products that the Company develops related to the licensed tests or analyzer technology.

Until the earlier of October 2004 or the expiration of the last Japanese patent covering the licensed technology, Tokuyama must pay the Company royalties based on Tokuyama’s net sales of licensed products. The Company can terminate the Tokuyama License if Tokuyama fails to make a required payment or report (or makes a false report), or if Tokuyama voluntarily ceases the manufacture and sale of licensed products for 12 months, and if, in any such case, Tokuyama fails to remedy such default within 60 days after notice thereof from the Company.

In December 1995, the Company and Tokuyama amended the Tokuyama license to, among other things, provide the Company with the right to market PT and aPTT tests and analyzers in an Asian country (other than Japan, Taiwan and South Korea) if Tokuyama has not attained annual net sales of $250,000 in the country by June 30, 1996 or within 12 months of the time when export to such country becomes authorized. In the event the Company exercises this right, it and Tokuyama may both market in the country and must each pay royalties to the other. To date, the Company has not exercised this right. The amendment also provides that the Company owns all rights outside Asia to improvements made by Tokuyama to the Company’s technology, and must pay royalties to Tokuyama based on the Company net sales of products incorporating such improvements.

The Company received royalty payments under this agreement of $43,705, $24,000 and $58,909 during the years ended December 31, 2002, 2001, and 2000, respectively.

MANUFACTURING

The Company operates its manufacturing facility to assemble TAS analyzers. Vendors currently provide all molded parts, mechanical components and printed circuit boards. The Company assembles the components and provides final mechanical, electrical and chemistry testing of each analyzer. In addition, the Company operates proprietary automated test card production equipment. This automated production equipment was custom designed by the Company and built to its specifications. The Company believes that this production machinery embodies proprietary process technology. The equipment has been designed to allow for increased production as dictated by customer demand. Current annual manufacturing capacity is approximately 15 million cards.

The FDC Act requires the Company to manufacture its products in registered establishments and in accordance with Good Manufacturing Practice, or GMP, now known as Quality System Regulations, or QSR. The Company is registered as a medical device manufacturer and is subject to periodic inspections by the FDA. In addition, The Company has maintained ISO 9001 certification since 1997. To be successful, the Company must manufacture its products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs.

Most of the raw materials and components used to manufacture the Company’s TAS products are readily available. However, some of these materials are obtained from a sole supplier or a limited group of suppliers. PIOP and some reagents used in the TAS test cards are obtained from single sources. However, the Company maintains enough supply to produce test cards for an extended period of time. The Company believes that, in the event of an interruption in the availability of supplies, the Company has enough supply at its facility to fulfill its needs until an alternative source can be procured. The Company seeks to maintain long-term agreements with its suppliers when possible. The reliance on sole or limited suppliers and the inability to maintain long-term agreements with suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components and reduced control over pricing, quality and timely delivery. Any interruption in supply could have a material adverse effect on the Company.

GOVERNMENT REGULATION

FDA

The medical devices marketed and manufactured by the Company are subject to extensive regulation by the FDA. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, design control, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things:

•         Fines

•         Injunction

•         civil penalties

•         recall or seizure of products

•         total or partial suspension of production

•         failure of the government to grant premarket clearance or premarket approval (“PMA”) for devices

•         withdrawal of marketing approvals or

•         criminal prosecution.

The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through either a 510(k) notification, the HDE process or the more time-consuming PMA process. All of the Company’s currently cleared products have qualified for either the 510(k) process or the accelerated HDE process. Commercial distribution of a device for which a 510(k) is required can begin only after the FDA issues an order finding the device to be “substantially equivalent” to a predicate legally marketed medical device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission of a 510(k) application to obtain a 510(k) clearance, but it might take longer. The FDA might determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A request for additional data might require that additional clinical studies of the device’s safety and efficacy be performed. A “not substantially equivalent” determination or a request for additional information could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company’s business, financial condition and results of operations. For any of the Company’s products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require a new 510(k). If the FDA requires the Company to submit a new 510(k) for any modification to the device, the Company might be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

Pursuant to FDA policy, manufacturers of devices labeled “for investigational use only” must establish a controlled program under which investigational devices are distributed to or utilized only by individuals, laboratories or healthcare facilities that have provided the manufacturer with a written certification of compliance indicating that:

•         the device will be used for investigational purposes only;

•         results will not be used for diagnostic purposes without confirmation of the diagnosis under another medically established diagnostic device or procedure;

•         all investigations will be conducted with approval from an institutional review board, or IRB, using an IRB-approved study protocol, and patient informed consent; and

•         the device will be labeled, and labeling will be maintained, in accordance with the applicable labeling regulations

Failure of the Company or recipients of the Company’s “investigational use only” products to comply with these requirements could result in enforcement action by the FDA that would adversely affect the Company’s ability to conduct testing necessary to obtain market clearance and, consequently, could have a material adverse effect on the Company.

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

REGULATIONS ON EXPORT

Export of products that have market clearance from the FDA in the United States does not require FDA authorization. However, foreign countries often require an FDA certificate for products for export, or CPE. To obtain a CPE, the device manufacturer must certify to the FDA that the product has been granted clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSRs at the time of the last FDA inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.

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

Products which the Company exports that do not have premarket clearance in the United States include the LOT test, the ECT test and the modified ECT test. The Company has obtained CPEs for these tests. Failure of the Company to obtain a CPE for the export of its products in the future could have a material adverse effect on the Company The Company believes that these products are subject to the 510(k) requirements and, consequently, has not requested FDA approval for export. However, there can be no assurance that the FDA would agree with the Company that a 510(k) is needed rather than a PMA. If the FDA disagreed, it could significantly delay and impair the Company’s ability to continue exporting these tests and could have a material adverse effect on the Company.

FOREIGN REGULATIONS

Sales of the Company’s test products outside the United States are also subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company’s products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the Company.

In order to market the Company’s products in the member countries of the European Union, the Company is required to comply with the European Invitro Diagnostics Directive and to obtain CE Mark certification for the TAS analyzer. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all EU countries. Medical devices may not be sold in EU countries unless they display the CE Mark. All of the applicable Company products marketed in Europe have obtained CE Mark certification. There can be no assurance that the Company will be successful in maintaining CE Mark certification of its products. The TAS Analyzer also must and does meet the requirements of the Electromagnetic Capability Directive. In Japan, the Company relies upon its collaborative partner, Tokuyama, to comply with applicable regulations regarding the product listing, manufacture and sale of products in that country. The Company believes that the Company’s products are in compliance with applicable regulations in Japan. Failure to maintain CE Mark certification in Europe or to obtain or maintain other foreign regulatory approvals could have a material adverse effect on the Company’s business, financial condition and results of operations.

CLIA

The Company’s products are also subject to the requirements of the Clinical Laboratory Improvement Act of 1988, or CLIA. The CLIA requires all laboratories, including those performing blood chemistry tests, to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity — “waived”, “moderate complexity” and “high complexity”. The PT, aPTT, HMT, HTT, PRT, LHMT and Enox tests performed by TAS have been categorized by the FDA and the Centers for Disease Control and Prevention as moderate complexity tests. There can be no assurance that these tests will not be recategorized, or that other tests performed by the TAS will not be categorized as high complexity tests or that such a categorization will not have a material adverse effect on the Company. Furthermore, there can be no assurance that regulations under and future administrative interpretations of CLIA will not have an adverse impact on the potential market for the Company’s products.

Laboratories that perform either moderate or high complexity tests must meet certain standards, with the major difference in requirements being quality control and personnel standards. Quality control standards for moderate complexity tests (not modified by laboratories) are being implemented by the FDA in stages, while laboratories performing high complexity and modified moderate complexity tests currently must meet all of the quality control requirements. Personnel standards for high complexity tests require that personnel have more education and experience than personnel conducting moderate complexity tests. All laboratories performing moderately complex or highly complex tests are required to obtain either a registration certificate or certification of accreditation from the Health Care Financing Administration. With certain specified exceptions, each site for laboratory testing must file a separate application and separately meet all CLIA requirements. Multiple laboratory sites within a hospital located at contiguous buildings on the same campus and under common direction may file a single application. As a result of the CLIA requirements, hospitals may be discouraged from expanding point-of-care testing. Because CLIA certification must be obtained by laboratories, the Company does not possess sufficient data to make a determination as to the cost of certification to a laboratory or the potential inhibiting effect of CLIA certification on the purchase of the Company’s products by laboratories.

OTHER REGULATIONS

The Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local laws or regulations might hinder the Company’s ability to market its products in those states or localities. Use of the Company’s products will also be subject to inspection, quality control, quality assurance, proficiency testing, documentation and safety reporting standards pursuant to the Joint Commission on Accreditation of Healthcare Organizations. Various states and municipalities might also have similar regulations.

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

REIMBURSEMENT

The Company’s ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities (such as the Health Care Financing Administration, or HCFA), which determines Medicare reimbursement levels, private health insurers and other organizations (“Payors”). Payors are increasingly challenging the prices of medical products and services. Payors may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. In addition, under current HCFA regulations, equipment costs generally are not reimbursed separately, but rather are included in a single, fixed-rate, per-patient reimbursement. Also, the trend towards managed healthcare in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, might result in customers demanding lower prices for the Company’s TAS products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on the Company’s ability to sell its products and may have a material adverse effect on the Company.

There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company’s products, or that if available it will not be decreased in the future, or that any reduction in reimbursement amounts will not reduce the demand for or the price of the Company’s products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical procedures using the Company’s tests would have a material adverse effect on the Company. Moreover, the Company is unable to forecast what additional legislation or regulations, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulations would have on the Company.

PRODUCT LIABILITY AND INSURANCE

The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. The Company maintains product liability insurance with coverage of up to $15 million per claim, with an annual aggregate policy limit of $16 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially acceptable terms, or at all. Consequently, product liability claims could have a material adverse effect on the company’s business, financial condition and results of operations.

EMPLOYEES

The Company had 89 employees as of December 31, 2002. Fourteen employees were engaged in research and development (6 of which have Ph D’s), 38 in manufacturing and quality control, 15 in software, engineering and facilities, 8 in sales/marketing and 14 in finance/administration. Many of the Company’s executive and technical personnel have had experience with biomedical diagnostics companies. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that employee relations are good.

The Company’s success depends to a significant extent upon management and technical personnel, none of whom have employment agreements with the Company. Although the Company maintains a $500,000 key man life insurance policy on its chief executive officer, the loss of the service of this officer could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company also believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company’s failure to attract, hire and retain these personnel would have a material adverse effect on the Company.

Available Information

Our website address is www.pharmanetics.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.         PROPERTIES

During 2001, the Company relocated its executive offices to a new facility located at 9401 Globe Center Drive, Suite 140, Morrisville, North Carolina 27560. The Company currently leases and occupies approximately 55,000 square feet of development, production and administration space at this location. The Company believes that its facilities are adequate for its operations and that suitable additional space will be available if and when needed.

ITEM 3.         LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings as of the date of filing of this Form 10-K.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth information as of March 19, 2003 with respect to all the executive officers of the Company, including their names, ages, positions with the Company and business experience during the last five years.

John P. Funkhouser, age 49, was elected President, Chief Executive Officer and a director of the Company in October 1993. In February 1998, Mr. Funkhouser was appointed Chairman of the Board of Directors of the Company. Mr. Funkhouser served as President and Chief Executive Officer of Coeur Laboratories, Inc., a wholly-owned subsidiary of CVDI, from 1992 until completion of the sale of Coeur in June 1999. Before his employment with Coeur, Mr. Funkhouser was a General Partner with Hillcrest Group, a venture capital firm, and worked for over nine years in managing venture capital portfolio companies. Mr. Funkhouser holds a B.A. from Princeton University and an M.B.A. from the University of Virginia.

James A. McGowan, age 59, was elected Chief Financial Officer of the Company in May 2000. Since 1982, Mr. McGowan has been a principal of McGowan Associates, a boutique venture capital and consulting firm. Venture capital activities have included a partnership with First Chicago Corp (McGowan Leckinger) and a co-investment with The Thomas Lee Company (Sterling Merchandise). Mr. McGowan’s consulting activities have ranged from interim executive positions at Filenes Basement, The TAC Group and the TJX Companies to strategic consulting projects for Arthur Andersen and a variety of small to mid-size growth companies. Prior to founding McGowan Associates, Mr. McGowan was the chief financial officer and a principal-selling stockholder of three retail chains that were acquired by large public companies. Mr. McGowan was a Certified Public Accountant and holds a B.S. from Boston University and an M.B.A from Suffolk University.

Michael D. Riddle, age 50, has been Executive Vice President of Sales, Marketing, and Business Development since January 1999. Mr. Riddle also served as Vice President, Sales and Marketing, from January 1995 to January 1999. Prior to joining the Company, Mr. Riddle was employed by American Home Products for seven years in various positions, most recently as Vice President of Sales and Marketing for Sherwood Medical Devices. Mr. Riddle attended Bromley College of Technology (Kent, United Kingdom).

Mark X. Triscott, age 49, joined the company in May 2001 as Vice President of Research and Development. Prior to joining the company Dr. Triscott was employed at Sigma Diagnostics for more than five years in various positions including, Principal Scientist , Manager, Coagulation Research and Development, and Manager responsible for all Diagnostics Research and Development. Dr. Triscott has a Science degree with First Class Honours from the University of Queensland (Australia), where he also completed a Doctorate in Microbiology. He did a post-doctoral fellowship at Bowman Gray School of Medicine, Winston-Salem North Carolina, where he held an adjunct faculty position in Biochemistry. Dr Triscott is an inventor on several issued and pending US and foreign patents, and has published more than 30 peer reviewed articles, chapters and abstracts.

Paul T. Storey, age 36, was elected Treasurer and Secretary in February 1998. Since December 1997, Mr. Storey has also served as Director of Finance of the Company. Prior to joining the Company, Mr. Storey was employed for more than eight years at KPMG Peat Marwick LLP, most recently as a senior manager. Mr. Storey is a Certified Public Accountant and holds a B.A. in Accounting from Furman University.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      PRICE RANGE OF COMMON STOCK

The Company’s common stock trades on the Nasdaq National Market under the symbol “PHAR”. The following sets forth the quarterly high and low closing sales prices of the common stock of the Company for the periods indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	High	Low

Fiscal year ended December 31, 2002
First Quarter	$9.88	$6.50
Second Quarter	8.15	4.96
Third Quarter	6.99	3.50
Fourth Quarter	7.04	4.89
Fiscal year ended December 31, 2001
First Quarter	$12.81	$6.81
Second Quarter	11.15	7.75
Third Quarter	10.45	6.75
Fourth Quarter	8.00	6.16

(B)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of March 19, 2003, the number of record holders of the company’s common stock was approximately 100, and the Company believes that the number of beneficial owners was approximately 3,000.

(C)      DIVIDENDS

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends on its common stock.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K along with said consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. The historical results are not necessarily indicative of the operating results to be expected in the future.

PHARMANETICS, INC. AND SUBSIDIARIES
Selected Consolidated Financial Data (in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

RESULTS OF OPERATIONS
Net sales	$4,090	$4,539	$4,269	$3,909	$4,141
Cost of goods sold	3,495	4,046	3,590	3,179	2,847

Gross profit	595	493	679	730	1,294
Operating expenses:
General and administrative	4,899	4,525	3,330	2,715	2,815
Sales and marketing	1,498	1,208	1,051	799	707
Research and development	6,008	3,950	3,685	2,777	2,509

Total operating expenses	12,405	9,683	8,066	6,291	6,031
Other income, net	694	588	1,053	147	514

Loss from continuing operations	(11,116)	(8,602)	(6,334)	(5,414)	(4,223)
Discontinued operations:
Income from operations	—	—	—	18	580
Loss on disposal	—	—	—	(826)	—

Net loss	(11,116)	(8,602)	(6,334)	(6,222)	(3,643)
Beneficial conversion feature of Series A
Preferred Stock	—	—	(3,004)	—	—
Preferred stock dividends	(482)	(566)	(626)	—	—

Net and comprehensive loss attributable to common shareholders	$(11,598)	$(9,168)	$(9,964)	$(6,222)	$(3,643)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(1.21)	$(1.03)	$(1.31)	$(0.83)	$(0.52)
Weighted average shares outstanding	9,567	8,877	7,626	7,469	7,007
Pro forma amounts assuming SAB 101was retroactively applied/(1):
Net and comprehensive loss attributable to common shareholders	$(11,598)	$(9,168)	$(9,964)	$(5,926)	$(3,475)

Basic and diluted loss attributable to common shareholders per share	$(1.21)	$(1.03)	$(1.31)	$(0.79)	$(0.50)

	As of December 31,

	2002	2001	2000	1999	1998

FINANCIAL CONDITION
Cash and cash equivalents	$9,146	$14,883	$5,344	$3,661	$3,998
Short term investments	—	—	3,904	1,500	3,703
Total assets	21,702	27,014	18,314	11,647	18,693
Long term debt and capital lease obligations, excluding current portion	1,095	66	36	862	1,626
Total liabilities	7,543	3,386	3,632	2,039	2,949
Accumulated deficit	(61,214)	(49,616)	(40,448)	(30,484)	(24,262)
Series A Preferred stock	7,520	7,520	8,102	—	—
Contingently redeemable common stock	—	8,538	—	—	—
Common shareholders’ equity	$6,638	$7,570	$6,580	$9,608	$15,744

   (1)   In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”). Under this method of accounting, development payments are deferred and recognized into income over the period of the related agreement. The amounts disclosed assume that SAB 101 was retroactively applied to prior years.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

PharmaNetics, Inc., through its wholly-owned subsidiary Cardiovascular Diagnostics, Inc. (“CVDI”), develops, manufactures and markets rapid turnaround diagnostics to assess blood clot formation and dissolution. The Company’s products are a proprietary analyzer and dry chemistry tests, known as the Thrombolytic Assessment System or TAS that provide, at the point of patient care, rapid and accurate evaluation of hemostasis. PharmaNetics is also establishing itself in the emerging field of theranostics, or rapid near-patient testing, in which the diagnostic results may influence treatment decisions. Current tests and tests under development are used in the treatment of angina, heart attack, stroke, deep vein thrombosis and pulmonary and arterial emboli. The TAS technology is used at the point of patient care which provides many potential benefits, including faster results for better treatment of patients, reduced usage of blood products for bleeding complications, quicker patient transfers from costly critical care settings and reduced hospital costs due to less paperwork and personnel time in processing blood samples.

The Company currently derives income from the following sources: TAS product sales, interest income, and development income recognized in connection with collaboration agreements. Currently, product sales mainly consist of the Company’s routine test cards, the PT, aPTT, HMT, HTT, PRT and LHMT tests along with the related controls and analyzers. These products are distributed under a global distribution agreement with Bayer Diagnostics. Bayer’s strength is in critical care areas of the hospital which the Company believes should facilitate the placement of the TAS technology. The Company’s revenue from Bayer totaled approximately 94% of all revenue during 2002.

In addition, the Company’s business strategy has evolved towards becoming more focused on theranostics, the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. Rapid diagnostic capabilities might improve patient care and turnover, and there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company believes that physicians are beginning to see the need for drug management tools and, consequently, the Company is seeking greater involvement of physician thought leaders during development of new test cards. The Company also believes that these trends should allow the Company to obtain higher pricing of these specialty tests. In furtherance of that objective, the Company commercially launched its first theranostic test, the Enox test, in January 2003 to detect the anticoagulant effects of enoxaparin sodium, a leading low molecular weight heparin marketed by Aventis. The Company’s test is being sold through a coordinated advertising, marketing and educational program with Aventis. The Company has hired contract sales and technical service personnel to work with Aventis’ sales force in promoting the test.

The Company also has exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing development agreements with major pharmaceutical companies to monitor the effects of certain new drugs that are in clinical trials or currently being marketed. Increased placement of specialty tests might also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with our independent accountants and members of our audit committee. Actual results could differ from these estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.

REVENUE RECOGNITION

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company’s product sales in 2002 were made to the Company’s distributor, Bayer. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to the development agreement with Aventis. The Company is recognizing revenue related to the Aventis development contract, which was entered into in 2000, over the agreement period.

STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock plans. Accordingly, in each period, the Company has used the intrinsic-value method to record stock based employee compensation. No compensation expense has been recognized for stock options granted to employees with an exercise price equal to or above the trading price per share of the Company’s common stock on the grant date. During 2002, the Company recorded a non-cash expense of $1.3 million for deferred compensation related to extending by five years the termination date of options previously granted to a number of employees. In accordance with accounting guidelines, an expense was recorded at the modification date for the affected options.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 vs. Year Ended December 31, 2001. Sales for the year ended December 31, 2002 decreased to $4.1 million compared to $4.5 million in 2001. Specialty test card sales in 2002 totaled $223,000 compared to $1.6 million in 2001. In 2001, the Company recorded specialty card revenue of $1.5 million related to a payment from AstraZeneca for specialty test cards previously purchased in 2000 that was required as part of the cessation of a collaboration agreement in 2001. Routine test card sales were essentially flat in 2002, totaling $2.4 million compared to $2.3 million in 2001. However, analyzer revenues increased strongly in 2002, totaling $1.1 million compared to $284,000 in 2001 as Bayer purchased additional units to meet customer demands. Controls revenue, which relates to the quality control products used with the test cards, also increased in 2002 to $342,000 compared to $257,000 in 2001. The gross profit margin in 2002 was 15% compared to 11% in 2001. Gross margin increased because higher material and labor costs from higher unit sales of analyzers were offset by decreased operational and technical support overhead devoted to producing test cards for sale. As a result of a new accounting software system, production overhead costs in 2002 of approximately $1.1 million have been classified as research and development expense in the statement of operations based on test cards produced and consumed in development activities.

Total operating expenses for 2002 totaled $12.4 million compared to $9.7 million 2001. General and administrative expenses increased $375,000 compared to 2001. Expenses related to relocating the Company’s facility decreased compared to 2001 as these costs incurred in 2001 were not incurred in 2002. In addition, the Company incurred expenses related to implementing an ERP system during 2001 that were not incurred during 2002. These decreases totaled $700,000. The decreases were offset by a $1.1 million non-cash charge for deferred compensation related to extending the termination date of stock options previously granted to a number of employees. In accordance with accounting guidelines, the Company recorded an expense at the modification date for the affected options.

Sales and marketing expenses increased to $1.5 million from $1.2 million due to budgeted higher compensation costs of current personnel, fees related to recruiting a contract sales and technical service force and a $137,000 non-cash charge for deferred compensation related to extending the termination date of option grants for sales personnel. The contract sales and technical service personnel began work in January 2003. Consequently, the Company expects to incur significantly higher sales and marketing expense in 2003 than it did in 2002.

Research and development expenses increased in 2002 to $6.0 million from $4.0 million in 2001 related to budgeted personnel cost increases and higher costs associated with on-going development projects for supplies, experimental test cards and clinical trials expense. Development expense related to the Enox test alone increased approximately $1 million compared to the prior year. The Company also recorded a $71,000 non-cash charge for deferred compensation related to extending the termination date of option grants for research personnel.

Interest expense for the year ended December 31, 2002 decreased compared to 2001. In June 2001, the Company paid off debt to Transamerica Business Credit Corp. that had been entered into in 1997 to fund working capital and capital expenditures. The Company entered into a new loan with GE Capital in December 2002. See “Liquidity and Capital Resources”. Interest income decreased in 2002 compared to 2001 due to significantly decreased interest rates and also lower average cash balances which lowered returns during the year.

Development income totaled $587,000 in 2002 compared to $264,000 in 2001. Development income in both years was derived from a collaboration agreement signed with Aventis Pharmaceuticals during 2000 related to the Company’s enoxaparin test. The milestone payments received in 2002 of $3 million were deferred and are being recognized into income, along with milestone payments previously received , over the remaining life of this agreement of four years.

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. During the year ended December 31, 2002, the Series A dividend was paid by issuing 81,087 shares of common stock totaling $481,589.

Year Ended December 31, 2001 vs. Year Ended December 31, 2000. Sales for the year ended December 31, 2001 increased to $4.5 million compared to $4.3 million in 2000. Specialty test card sales in 2001 were $1.6 million, of which $1.5 million related to a payment from AstraZeneca for specialty test cards previously purchased in 2000 that was required as part of the cessation of a collaboration agreement in 2001. This sales level compares to specialty test card revenue of approximately $600,000 recorded in 2000 when specialty test cards were purchased by a collaborative partner for use in their clinical trials. Routine test card sales increased 9% to $2.3 million in 2001 compared to $2.1 million in 2000 as Bayer increased placements of the TAS system. These increases were offset by decreases in analyzer sales and controls, as total analyzer revenue in 2001 was $290,000 compared to $1.1 million in 2000, and control revenue was $257,000 in 2001 compared to $385,000 in 2000. Analyzer sales decreased in 2001 as Bayer reduced its inventory of analyzers that it had purchased from the Company during 2000. The gross profit margin in 2001 was 11% compared to 16% in 2000. Gross margin decreased mainly due to increased costs in overhead related to increased production equipment and its related depreciation, production costs associated with the Company’s plant relocation during 2001 and additional manufacturing and quality control personnel. The 2001 gross margin was aided by increased revenue from specialty test cards, principally the $1.5 million received from AstraZeneca.

Total operating expenses for 2001 totaled $9.7 million compared to $8.1 million 2000. General and administrative expenses increased $1.2 million compared to 2000 due to several factors. Higher personnel costs from salary and benefit increases were incurred as well as from additional personnel hired into administration. Increased facility and equipment costs were incurred related to the Company’s relocation to new facilities. In addition, the Company incurred implementation costs in improving its management information systems during 2001.

Sales and marketing expenses increased due to higher compensation costs and expenditures related to marketing materials and training, mostly related to the enoxaparin test. Research and development expenses increased approximately 7% in 2001 compared to 2000. The change was mainly due to increased personnel and increased clinical trial costs related to the Company’s enoxaparin test project and the project to further optimize our PT test.

Interest expense for the year ended December 31, 2001 decreased compared to 2000. In June 2001, the Company paid off debt to Transamerica Business Credit Corp. that had been entered into in 1997 to fund working capital and capital expenditures. Interest income decreased in 2001 compared to 2000 due to significantly decreased interest rates which lowered returns during the year.

Development income totaled $264,000 in 2001 compared to $492,000 in 2000. Development income in 2001 was derived from a collaboration agreement signed with Aventis Pharmaceuticals during 2000 related to the Company’s enoxaparin test. The milestone payments received, which totaled $2 million through the end of 2001, are being recognized into income over the life of this agreement. Development income in 2000 was related to agreements signed previously with Bayer Diagnostics and Aventis. The Bayer development agreement ended in 2000.

In February 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. During the year ended December 31, 2001, the Series A dividend was paid by issuing 69,604 shares of common stock totaling $566,210.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had cash and cash equivalents of $9.1 million and working capital of $9.5 million, as compared to $14.9 million and $15.8 million, respectively, at December 31, 2001. During 2002, the Company used cash in operating activities of $6.2 million. The use of cash was principally due to funding the net operating loss of the Company and increased inventories to support expected product sale increases. The operating uses of cash were partially offset by funding provided through the collaboration with Aventis that was recorded as deferred revenue.

Net cash used in investing activities was $1.4 million in 2002. Net cash provided by investing activities was $400,000 in 2001. The net cash used mainly resulted from expenditures for new machinery and management information systems equipment. The Company expects capital expenditures in 2003 to be lower than in 2002 and to range from $500,000 to $1,000,000.

Cash provided by financing activities was $1.8 million in 2002 as compared to $16.7 million in 2001. In 2002, the Company obtained a 3-year $1.5 million equipment loan from GE Capital. As of December 31, 2002, the outstanding balance under the GE Capital loan was approximately the full $1.5 million. During 2001, the Company issued common stock to Bayer for $17.4 million. The 2001 cash provided by financing activities was reduced by the pay off of the Company’s debt owed to Transamerica Business Credit Corp.

The Company has sustained continuing operating losses in 2002 and had an accumulated deficit of $61.2 million as of December 31, 2002. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. In addition, in the years ended December 31, 2002 and 2001, the Company had negative cash flows from operations of approximately $6.2 million and $7.6 million, respectively. In addition to the capital expenditures noted above, the Company expects to incur additional operating losses during 2003, including additional sales and marketing expenses to support the new contract salesforce. The Company’s working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from distributors, primarily Bayer, and from sales of specialty test cards such as the Enoxaparin test. In addition, the Company expects to incur costs associated with research and development of new test cards. The Company might acquire other products, technologies or businesses that complement the Company’s existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, the Company might consider a joint venture or the sale of manufacturing rights to complete the commercialization of its routine anticoagulant monitoring tests. Management believes that its existing capital resources and cash flows from operations, including that from its distribution agreement with Bayer, will be adequate to satisfy its planned liquidity and cash requirements through 2003.

If additional liquidity becomes necessary in the future, the Company will consider external sources of financing as needed. These financings may take the form of equity financings such as a private placement of common or preferred stock, a follow-on public offering of common stock or additional equity infusions from collaborative partners.

The 2001 common stock purchase agreement with Bayer contains a provision that, upon the occurrence of a change in control, as defined in the agreement, the Company would be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount received by the Company’s shareholders in the change of control transaction. In accordance with applicable accounting guidelines, the Company previously transferred to temporary equity an amount equal to the change in control payment called for by the purchase agreement. Because this change of control provision expired on December 31, 2002, the Company has transferred that amount from temporary equity back to permanent equity.

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations under notes payable, capital and operating lease agreements for years subsequent to 2002. Future payments as of December 31, 2002 are as follows:

Year ending December 31,

	Notes Payable	Capital Leases	Operating Leases	Total

2003	$585,971	$26,729	$370,469	$983,169
2004	583,762	19,521	373,618	976,901
2005	579,376	19,521	370,917	969,814
2006	—	6,506	347,865	354,371
2007	—	—	358,300	358,300
Thereafter	—	—	1,140,695	1,140,695

Total payments	$1,749,109	$72,277	$2,961,864	$4,783,250

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not presently have any asset retirement obligations, and thus this statement is not expected to materially impact the results of operations, financial condition, or cash flows.

In June 2002, the FASB issued Statement No. 146 (FAS 146), “Accounting for Exit or Disposal Activities”. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of FAS 146 includes (1) costs related to terminating a contract that is not a capital lease (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-

compensation contract and (3) costs to consolidate facilities or relocate employees. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on its financial statements.

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not and does not anticipate implementing the voluntary change to the fair value based method of accounting for stock-based compensation. The Company has implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

On November 21, 2002, the Emerging Issues Task Force concluded on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”  which is proposed to be effective for revenue arrangements entered into in fiscal periods beginning after December 15, 2002. EITF 00-21 requires an analysis of whether (1) a delivered item has stand-alone value to the customer; (2) there is objective and reliable evidence of the fair value of the undelivered items; and (3) the delivery of the undelivered item is probable and substantially within the control of the vendor if the arrangement includes a general right of return relative to the delivered item. As a consequence, the application of EITF 00-21 may result in the acceleration of revenues for some arrangements and the deferral of revenue for others, even though EITF 00-21 does not address the timing or pattern of revenue recognition for a unit of accounting. The Staff also noted that although the SAB 101 guidance that relates to multiple-element arrangements will be superseded by EITF 00-21, the revenue-recognition guidance in SAB 101 will still apply to units of accounting that other authoritative literature does not specifically address with respect to revenue recognition. This statement did not have a material effect on the results of operations, financial condition, or cash flows.

On November 25, 2002, the Financial Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company does not anticipate this statement to materially impact the results of operations, financial condition, or cash flows.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the Company is exposed to variety of risks including market risk associated with interest rate movements. The Company’s exposure to market risk for changes in interest rates relates primarily to any investments the Company may hold at various times and also related to its long-term debt. When investing, the Company’s purchases consist of highly liquid investments with maturities at the date of purchase between three and twelve months, thus, due to the short-term nature of such investments and the Company’s usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on the Company’s results of operations. In addition, all of the Company’s long-term debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on the Company’s results of operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers of the Company” located at the end of Part I of this Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 1 - Election of Directors - Information Concerning the Board of Directors and Its Committees”, “Other Information - Compensation of Executive Officers”, “Compensation of Directors”, “Report of the Compensation Committee on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Performance Graph” in the Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information - Principal Shareholders” and “Other Information – Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no such relationships or transactions to report this year.

ITEM 14.       CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Director of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Director of Finance have concluded that the Company’s disclosure controls and procedures are effective.

(b)      Changes in internal controls. There have been no significant changes in the Company’s internal controls or, to the knowledge of these officers, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Company

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

(3)       The exhibits filed as part of this Report are listed in Item 15(c) below.

(b)      The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

On November 18, 2002, the Company issued a press release announcing the results of its 600-patient ELECT trial.

On December 19, 2002, the Company issued a press release announcing the receipt of a final milestone payment from Aventis Pharmaceuticals Inc. and the closing of a 3-year $1.5 million loan from GE Capital.

(c)       Exhibits

Exhibit Number	Description

3.3(a)	Bylaws.

3.4(f)	Amended and Restated Articles of Incorporation filed with the North Carolina Secretary of State on February 24, 2000

4.1(a)	Form of Common Stock certificate.

10.2(a)*	License Agreement with Tokuyama Soda Company, Ltd., dated October 6, 1988.

10.3(a)	Form of International Distributor Agreement.

10.4(a)*	Purchasing Agreement with VHA Inc., dated April 1,1995

10.8(a)	1994 Stock Plan, as amended.

10.9(a)	1995 Stock Plan, as amended.

10.10(a)*	License Agreement with Duke University, dated January 22, 1993.

10.18(b)*	Amendment Agreement, dated December 14, 1995, to License Agreement with Tokuyama Soda Company, Ltd.

10.20(d)*	Patent Sublicense Agreement, dated December 1, 1996, with Knoll AG.

10.21(d)	Development Agreement, dated August 21, 1996, with Bayer Corporation.

10.22(e)*	Distribution Agreement with Chiron Diagnostics Corporation dated August 28, 1998

10.23(e)	Common Stock Purchase Agreement with Chiron Diagnostics Corporation dated August 28, 1998

10.24(f)	Series A Preferred Stock and Warrant Purchase Agreement dated February 24, 2000

10.25(f)	Form of Warrant between the Company and the Series A Investors dated February 25, 2000

10.26(g)	Lease Agreement dated July 27, 2000 relating to 9401 Globe

Center Drive, as amended by the First Lease Amendment dated September 25, 2000.

10.27(h)	Common Stock Purchase Agreement between the Registrant and Bayer Corporation dated April 23, 2001

10.28(h)	Amended and Restated Distribution Agreement between Registrant and Bayer Corporation dated April 23, 2001

21.1(a)	List of Subsidiaries

23.1	Consent of Independent Accountants.

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.

*         Confidential treatment granted.

(a)       Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-98078) initially filed October 12, 1995, as amended.

(b)      Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(c)       Not used

(d)      Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(e)       Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-66017) as filed with the SEC on October 22, 1998.

(f)       Incorporated by reference to the identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed March 1, 2000.

(g)      Incorporated by reference to the identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(h)      Incorporated by reference to the identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed April 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. FUNHOUSER	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 21 , 2003

John P. Funhouser

/s/ JAMES A. MCGOWAN	Chief Financial Officer (Principal Financial Officer)	March 21, 2003

James A. McGowan

/s/ PAUL T. STOREY	Treasurer and Director of Finance (Principal Accounting Officer)	March 21, 2003

Paul T. Storey

/s/ JOHN K. PIROTTE	Director	March 21, 2003

John K. Pirotte

/s/ STEPHEN R. PUCKETT	Director	March 21, 2003

Stephen R. Puckett

/s/ PHILIP R. TRACY	Director	March 21, 2003

Philip R. Tracy

/s/ FRANCES L. TUTTLE	Director	March 21, 2003

Frances L. Tuttle

/s/ JAMES B. FARINHOLT, JR.	Director	March 21, 2003

James B. Farinholt, Jr.

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, John P. Funkhouser, certify that:

1.        I have reviewed this annual report on Form 10K of PharmaNetics, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ John P. Funkhouser

John P. Funkhouser Chief Executive Officer

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, James A. McGowan, certify that:

1.        I have reviewed this annual report on Form 10K of PharmaNetics, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ James A. McGowan

James A. McGowan Chief Financial Officer

PHARMANETICS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of PharmaNetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of PharmaNetics, Inc. and subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Raleigh, North Carolina February 14, 2003

PHARMANETICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$9,146,466	$14,882,589
Receivables:
Trade, net of allowance for doubtful accounts of $1,995	563,433	305,970
Other	91,030	156,425

Total receivables	654,463	462,395

Inventories	2,453,442	2,223,240
Other current assets	503,348	241,574

Total current assets	12,757,719	17,809,798

Property and equipment, net	8,292,059	8,502,558
Patents and intellectual property, net	580,054	550,663
Other noncurrent assets	71,801	150,586

Total assets	$21,701,633	$27,013,605

LIABILITIES, REDEEMABLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,276,762	$740,785
Accrued expenses	461,000	723,249
Deferred revenue, current portion	1,089,362	487,462
Current portion of long-term debt	461,565	3,705
Current portion of capital lease obligations	20,462	18,904

Total current liabilities	3,309,151	1,974,105

Deferred revenue, less current portion	3,138,913	1,345,434
Long-term debt, less current portion	1,055,837	6,444
Capital lease obligations, less current portion	39,190	59,652

Total noncurrent liabilities	4,233,940	1,411,530

Total liabilities	7,543,091	3,385,635

Commitments and contingencies (Note 9)

Series A convertible preferred stock, no par value; authorized 120,000 shares; 90,500 shares issued and outstanding at December 31, 2002 and 2001 (aggregate liquidation value at December 31, 2002 of $9,050,000)	7,520,446	7,520,446
Contingently redeemable common stock	—	8,537,500

Shareholders’ equity:

Common stock, no par value; authorized 40,000,000 shares; 9,630,872 and 9,485,294 issued and outstanding at December 31, 2002 and 2001, respectively	67,851,649	57,185,936
Accumulated deficit	(61,213,553)	(49,615,912)

Total shareholders’ equity	6,638,096	7,570,024

Total liabilities, redeemable preferred stock, contingently redeemable common stock and shareholders’ equity	$21,701,633	$27,013,605

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net sales	$4,090,443	$4,538,842	$4,269,236
Cost of sales	3,495,581	4,046,329	3,589,832

Gross profit	594,862	492,513	679,404

Operating expenses:
General and administrative	4,898,934	4,524,361	3,330,377
Sales and marketing	1,498,508	1,207,939	1,050,733
Research and development	6,007,750	3,950,289	3,684,573

Total operating expenses	12,405,192	9,682,589	8,065,683

Loss from operations	(11,810,330)	(9,190,076)	(7,386,279)

Other income (expense):
Interest expense	(18,413)	(72,194)	(200,391)
Interest income	122,699	421,486	702,572
Development income	587,478	263,833	491,666
License fee and royalty income	43,705	24,000	46,095
Other income (expense)	(41,191)	(48,588)	12,814

Other income, net	694,278	588,537	1,052,756

Net and comprehensive loss	(11,116,052)	(8,601,539)	(6,333,523)

Amortization of beneficial conversion feature of Series A convertible preferred stock	—	—	(3,003,590)
Preferred stock dividends	(481,589)	(566,210)	(626,638)

Net and comprehensive loss attributable to common shareholders	$(11,597,641)	$(9,167,749)	$(9,963,751)

Basic and diluted net loss attributable to common shareholders	$(1.21)	$(1.03)	$(1.31)

Weighted average number of outstanding common shares	9,566,843	8,877,270	7,626,473

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2002, 2001 and 2000

	Common Stock			Total Shareholders’ Equity

	Number of Shares	Amount	Accumulated Deficit

Balances at December 31, 1999	7,480,919	$40,092,693	$(30,484,412)	$9,608,281

Issuance of warrants	—	1,106,403	—	1,106,403
Conversions of preferred stock to common stock	225,000	2,011,050	—	2,011,050
Stock options exercised	104,241	177,585	—	177,585
Warrants exercised	1,000	10,000	—	10,000
Issuance of stock dividends	40,065	626,638	(626,638)	—
Amortization of beneficial conversion feature	—	3,003,590	(3,003,590)	—
Net loss for the year ended December 31, 2000	—	—	(6,333,523)	(6,333,523)

Balances at December 31, 2000	7,851,225	47,027,959	(40,448,163)	6,579,796

Conversions of preferred stock to common stock	70,000	581,722	—	581,722
Stock options exercised	79,965	314,441	—	314,441
Common stock issued	1,450,000	17,359,464	—	17,359,464
Issuance of stock dividends	69,604	566,210	(566,210)	—
Common stock repurchases	(35,500)	(126,360)	—	(126,360)
Reclassification to contingently redeemable common stock	—	(8,537,500)	—	(8,537,500)
Net loss for the year ended December 31, 2001	—	—	(8,601,539)	(8,601,539)

Balances at December 31, 2001	9,485,294	57,185,936	(49,615,912)	7,570,024

Stock options exercised	82,791	402,611	—	402,611
Issuance of stock dividends	81,087	481,589	(481,589)	—
Common stock repurchases	(18,300)	(102,897)	—	(102,897)
Unearned compensation related to common stock options	—	1,346,910	—	1,346,910
Reclassification from contingently redeemable common stock	—	8,537,500	—	8,537,500
Net loss for the year ended December 31, 2002	—	—	(11,116,052)	(11,116,052)

Balances at December 31, 2002	9,630,872	$67,851,649	$(61,213,553)	$6,638,096

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(11,116,052)	$(8,601,539)	$(6,333,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,506,565	1,301,912	971,781
Amortization of intangible assets	148,073	203,951	159,421
Amortization of discount on investments, net	—	(30,877)	(371,042)
Loss on trading investments	44,096	8,120	—
Noncash compensation	1,346,910	—	—
Provision for doubtful accounts	—	—	3,574
Provision for inventory obsolescence	96,605	84,574	109,460
(Gain) loss on disposal of fixed assets	6,070	61,121	(9,782)
Change in operating assets and liabilities:
Receivables	(192,068)	(161,322)	661,634
Inventories	(326,806)	(1,021,832)	(65,950)
Other assets	(197,787)	81,173	(190,731)
Accounts payable and accrued expenses	133,266	(198,586)	1,225,297
Deferred revenue	2,395,379	704,027	1,128,869

Net cash used in operating activities	(6,155,749)	(7,569,278)	(2,710,992)

Cash flows from investing activities:
Purchases of property and equipment	(1,161,674)	(3,314,221)	(4,146,849)
Costs incurred to obtain patents and other intangibles	(100,513)	(87,398)	(37,223)
Purchases of short-term investments, held to maturity	—	—	(10,533,081)
Purchases of trading investments	(106,250)	(93,000)	—
Proceeds from maturities of investments	—	3,935,000	8,500,000

Net cash provided by (used in) investing activities	(1,368,437)	440,381	(6,217,153)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(24,151)	(879,808)	(796,218)
Proceeds from issuance of long-term debt	1,512,500	—	—
Proceeds from exercise of stock options and warrants	402,611	314,441	187,585
Proceeds from issuance of common stock	—	17,359,464	—
Repurchase of common stock	(102,897)	(126,360)	—
Proceeds from issuance of Series A preferred stock	—	—	11,219,621

Net cash provided by financing activities	1,788,063	16,667,737	10,610,988

Net increase (decrease) in cash and cash equivalents	(5,736,123)	9,538,840	1,682,843
Cash and cash equivalents at beginning of year	14,882,589	5,343,749	3,660,906

Cash and cash equivalents at end of year	$9,146,466	$14,882,589	$5,343,749

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$18,413	$72,194	$200,391

Cash paid during the year for income taxes	$0	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

PharmaNetics, Inc. (the “Company”) is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. (“CVDI”). CVDI was incorporated in November 1985 and is a developer, manufacturer and marketer of coagulation analyzers and rapid diagnostic tests to dose, manage and screen patients on drugs affecting coagulation. The Company develops tests based on its proprietary dry chemistry diagnostic test system, known as the Thrombolytic Assessment System (“TAS”), to provide rapid and accurate evaluation of hemostasis at the point of patient care. Cardiovascular Diagnostics Europe, BV (“CDE”) is a wholly-owned Dutch company that distributed the Company’s products in Europe until March 1997 when it ceased operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the prior year financial statements to conform them to the current presentation.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows: machinery and equipment – 7 years; furniture and fixtures – 7 years; leasehold improvements and capital leases - the shorter of the estimated useful lives of the asset, or the term of the lease; IT equipment – 3 to 5 years.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment, patents and intellectual property in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ” (“SFAS No. 144”). SFAS No. 144 requires measurement of a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). The statement also requires that for long-lived assets that are to be held and used (a) impairment should be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE AND INCOME RECOGNITION POLICIES

Revenue from the sale of products is recorded at the time the goods are shipped or when title passes. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators (see Note 7). The Company periodically enters into agreements to sell its products under fixed price contracts. Management evaluates these contracts and recognizes a reserve if it becomes evident that the Company will incur losses under these agreements. No such reserves were necessary at December 31, 2002 or 2001.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. These costs include compensation costs, supplies, clinical trial expenses, depreciation on equipment used in research and development and the cost of test cards consumed in the research and development process. The cost of cards consumed in development include material, labor and allocated manufacturing overhead.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share attributable to common shareholders excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common shareholders is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. The Company’s basic and diluted net loss attributable to common shareholders for the years ended December 31, 2002, 2001 and 2000 is the same because, for loss periods, the inclusion of potential common shares would be antidilutive. Options currently outstanding that could be dilutive in the future are summarized in Note 12.

STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock plans. Accordingly, in each period, the Company has used the intrinsic-value method to record stock based employee compensation. No compensation expense has been recognized for stock options granted to employees with an exercise price equal to or above the trading price per share of the Company’s common stock on the grant date. Pro forma compensation cost for the Company’s plans if the grants had been based on the fair value at the grant dates consistent with SFAS No. 123 is summarized below.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation–An Interpretation of APB 25”. This interpretation clarifies: the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in business combinations. During 2002, the Company recorded a non-cash expense of $1.3 million for deferred compensation related to extending by five years the termination date of options previously granted to a number of employees. In accordance with accounting guidelines, an expense was recorded at the modification date for the affected options.

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not and does not anticipate implementing the voluntary change to the fair value based method of accounting for stock-based compensation. The Company has implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements as noted below.

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For purposes of the proforma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the estimated fair value of equity instruments is amortized to expense over their respective vesting periods. The following assumptions were used for grants in 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	0%	0%	0%
Volatility	86%-88%	133%	75%
Risk free interest rate	3%-4.5%	4.5%-5%	5%-6.5%
Expected life of options	6 years	6 years	6 years

For 2002, 2001 and 2000, the following table summarizes the net loss and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

	2002	2001	2000

Net loss attributable to common shareholders, as reported	$(11,597,641)	$(9,167,749)	$(9,963,751)
Net loss per basic and diluted share, as reported	$(1.21)	$(1.03)	$(1.31)
Stock based compensation, as reported	$(1,346,910)	—	—
Stock based compensation based on fair value method	$(1,443,975)	$(1,193,849)	$(1,172,505)
Pro forma net loss using fair value method	$(11,694,706)	$(10,361,598)	$(11,136,256)
Pro forma net loss per basic and diluted share	$(1.22)	$(1.17)	$(1.46)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The estimated values of the Company’s debt is provided in Note 8.

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

COMPREHENSIVE INCOME (LOSS)

The Company calculates and discloses comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 requires the Company to display an amount representing comprehensive income (loss) for all reporting periods in the financial statements. Comprehensive income (loss) must be displayed with the same prominence as other financial statements. There were no items of other comprehensive income (loss) for the years ended December 31, 2002, 2001 or 2000.

CASH FLOW INFORMATION

A supplemental schedule of non-cash financing activities during the three years ended December 31, 2002 is as follows:

	2002	2001	2000

Acquisition of assets through capital leases	$—	$71,790	$20,863
Dividends on convertible preferred stock	481,589	566,210	626,638
Conversion of Series A Preferred Stock into common stock	—	581,722	2,011,050
Purchases of property, plant and equipment in accounts payable at year end	140,462	55,750	734,162
Amortization of beneficial conversion feature of Series A Preferred Stock	—	—	3,003,590
Issuance of warrants in conjunction with preferred stock financing	—	—	62,400

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not presently have any asset retirement obligations, and thus this statement is not expected to materially impact the Company’s results of operations, financial condition, or cash flows.

In June 2002, the FASB issued Statement No. 146 (FAS 146), “Accounting for Exit or Disposal Activities”. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of FAS 146 includes (1) costs related to terminating a contract that is not a capital lease (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on its financial statements.

On November 21, 2002, the Emerging Issues Task Force concluded on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which is proposed to be effective for revenue arrangements entered into in fiscal periods beginning after December 15, 2002. EITF 00-21 requires an analysis of whether (1) a delivered item has stand-alone value to the customer; (2) there is objective and reliable evidence of the fair value of the undelivered items; and (3) the delivery of the undelivered item is probable and substantially within the control of the vendor if the arrangement includes a general right of return relative to the delivered item. As a consequence, the application of EITF 00-21 may result in the acceleration of revenues for some arrangements and the deferral of revenue for others, even though EITF 00-21 does not address the timing or pattern of revenue recognition for a unit of accounting. The Staff also noted that although the SAB 101 guidance that relates to multiple-element arrangements will be superseded by EITF 00-21, the revenue-recognition guidance in SAB 101 will still apply to units of accounting that other authoritative literature does not specifically address with respect to revenue recognition. This statement did not have a material effect on the results of operations, financial condition, or cash flows.

On November 25, 2002, the Financial Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company does not anticipate this statement to materially impact the results of operations, financial condition, or cash flows.

2.        INVESTMENTS

Included in other current assets at December 31, 2002 and 2001 are trading investments of $147,034 and $84,879, respectively consisting of marketable equity securities related to the Company’s Supplemental Executive Retirement Plan. The related liability of $53,053 is included within accrued expenses.

3.        INVENTORIES

Inventories at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Raw materials	$1,869,012	$1,779,190
Work in progress	280,480	115,512
Finished goods	378,950	403,538
Less: reserve	(75,000)	(75,000)

	$2,453,442	$2,223,240

4.        PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Machinery and equipment	$7,696,387	$7,441,819
Leasehold improvements, furniture and fixtures	3,377,585	3,377,585
IT equipment	1,328,173	1,228,094
Construction in progress	1,316,494	384,611
Equipment under capital lease	92,653	92,653

	13,811,292	12,524,762
Less accumulated depreciation and amortization	5,519,233	4,022,204

	$8,292,059	$8,502,558

Accumulated amortization of equipment under capital lease at December 31, 2002 and 2001 was $38,418 and $17,106 respectively.

5.        PATENTS AND INTELLECTUAL PROPERTY

Patents and intellectual property at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Patents	$807,864	$707,351
Intellectual property	197,446	197,446

	1,005,310	904,797
Less accumulated amortization	425,256	354,134

	$580,054	$550,663

During 2002, 2001 and 2000, the Company recognized $71,122, $73,802, and $69,722, respectively, of amortization related to these assets. Amortization for the next five years will be approximately $40,000 per year.

6.        ACCRUED EXPENSES

Accrued expenses consist of the following:

	2002	2001

Accrued compensation and benefits	$250,871	$168,820
Accrued clinical liabilities	105,867	437,000
Accrued professional fees	38,813	20,000
Other	65,449	97,429

	$461,000	$723,249

7.        DEVELOPMENT INCOME AND DEFERRED REVENUE

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 101. During 2002, 2001 and 2000, the Company received payments as part of collaboration agreements with other entities and recognized $587,478, $263,833, and $491,666, respectively, of development income related to these agreements. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. At December 31, 2002, total payments received but deferred to future periods aggregated $4,228,275.

8.        LONG-TERM DEBT

Long-term debt as of December 31, 2002 and 2001 consisted of the following:

	2002	2001

Notes payable	$1,517,402	$10,149
Current portion of notes payable	461,565	3,705

Notes payable, excluding current portion	$1,055,837	$6,444

8.        LONG-TERM DEBT (continued)

In December 2002, the Company received a loan of $1.5 million from GE Capital to fund capital expenditures. The loan has an interest rate of 9.5% and is collateralized by existing fixed assets. The loan includes certain covenants related to, among other things, maintenance of the collateral, but does not contain financial covenants.

Notes payable mature as follows: 2003 - $461,565; 2004 - $505,149; and 2005 - $550,688.

The fair value of the debt is estimated by discounting the future cash flows using current rates that would be offered to the Company for similar debt issues. The fair values of long-term debt at December 31, 2002 and 2001 were approximately $1,517,402 and $10,149, respectively.

9.        LEASES

As of December 31, 2002, the Company leases its current facility under an operating lease agreement that contains an escalation rent clause tied to a pricing index and that extends until 2011. In addition, the Company leases certain equipment under various capital and operating lease agreements. Rent expense related to operating leases totaled $396,074, $511,541, and $435,386 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease payments as of December 31, 2002 are as follows:

Year ending December 31,

	Capital Leases	Operating Leases

2003	$26,729	$370,469
2004	19,521	373,618
2005	19,521	370,917
2006	6,506	347,865
2007	—	358,300
Thereafter	—	1,140,695
Total minimum lease payments	72,277	$2,961,864

Imputed interest	(12,625)

Present value of minimum lease payments	59,652
Less current maturities	20,462

Long-term capital lease obligations	$39,190

10.      PREFERRED STOCK

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock (“Series A”), resulting in net proceeds of approximately $11,220,000, together with five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair values. During the year ended December 31, 2002, the Series A dividend was paid by issuing 81,087 shares of common stock. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. Each share of the Series A is convertible into ten shares of common stock at $10.00 per share. The Series A is convertible at any time at the option of the holder and may be redeemed by the Company for $10 per preferred share upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) a completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00, (c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) a sale of all or substantially all of the Company’s assets, or (e) at any time after February 28, 2004. The holders of the Series A have a liquidation preference of $100 per share plus any accrued but unpaid dividends then held, such amounts subject to certain adjustments. The holders also have the right to vote together with the common stock on an as-converted basis.

On the date of issuance of the Series A, the effective conversion price of the Series A was at a discount to the price of the common stock into which the Series A is convertible. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, this discount totaled $3,003,590 and was recorded as a preferred stock dividend.

11.      COMMON STOCK

In April 2001, Bayer Diagnostics, the Company’s distributor, purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. The Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. The 2001 common stock purchase agreement with Bayer contains a provision that, upon occurrence of a “change in control”, as defined in the agreement, the Company may be required to compensate Bayer, in cash or shares of common stock, for any difference between per share prices originally paid by Bayer and the amount of consideration received by the Company’s shareholders pursuant to the change of control transaction. In accordance with the implementation requirements of Emerging Issues Task Force Abstract No. 00-19, the Company has transferred from permanent equity to temporary equity an amount equal to the potential “change in control” payment called for by the purchase agreement assuming a “change in control” transaction yielding a payment to common shareholders equal to the fair market value of our common stock, as measured by reference to the closing sale price of our common stock on the NASDAQ National Market, at the end of each reporting period. Under the accounting guidelines, this temporary transfer is required only for those reporting periods in which the price per share paid by Bayer is higher than the fair market value of a common share. This provision expires on December 31, 2002 and as a result, the Company has reclassed the temporary equity related to this provision to permanent equity.

12.      STOCK OPTIONS

The Company maintains two stock option plans whereby nonqualified and incentive stock options may be granted to employees, consultants and directors of the Company. Under these plans, options to purchase common stock are granted at a price determined by the Board of Directors. The options may be exercised during specified future periods and generally vest over four years and generally expire ten years from the date of grant. In 1994, the Company established the 1994 Stock Plan in which 639,249 shares of the Company’s common stock are reserved for issuance. In 1995, the shareholders of the Company approved the adoption of the Company’s 1995 Stock Plan in which 1,613,150 shares of the Company’s common stock are currently reserved for issuance.

During 2002, the Company recorded a non-cash expense of $1.3 million for deferred compensation related to extending by five years the termination date of options previously granted to a number of employees. In accordance with accounting guidelines, an expense was recorded at the modification date for the affected options.

A summary of the status of the Company’s Plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates, including the weighted average exercise price (WAEP) is presented below:

	2002		2001		2000

	Shares	WAEP	Shares	WAEP	Shares	WAEP

Outstanding at beginning of year	1,387,167	$6.12	1,311,898	$5.63	1,211,887	$4.09
Granted	273,015	$6.56	236,992	$8.46	228,000	$12.73
Exercised	(82,791)	$4.86	(82,223)	$5.36	(113,987)	$3.14
Forfeited	(40,757)	$8.04	(79,500)	$5.83	(14,002)	$6.07

Outstanding at end of year	1,536,634	$6.21	1,387,167	$6.12	1,311,898	$5.63

Options exerciseable at year-end	907,890	$5.12	854,300	$4.55	787,273	$3.92

The weighted average fair value per share of options granted during the years ended December 31, 2002, 2001 and 2000 was $4.88, $7.71 and $8.97, respectively.

The following table summarizes information about the Plans’ stock options, including the weighted average remaining contractual life (Life), at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Life	WAEP	Number	WAEP

$0.79	284,759	6.4 years	$0.79	284,759	$0.79
$3.75-$5.00	214,125	3.9 years	$4.66	214,125	$4.66
$5.25-$5.75	77,250	6.0 years	$5.27	58,500	$5.28
$6.00-$6.67	513,518	8.3 years	$6.29	162,000	$6.04
$7.00-$9.87	273,982	8.5 years	$8.49	99,256	$8.92
$10.00-$15.06	173,000	7.5 years	$13.63	89,250	$14.01

	1,536,634			907,890

13.      SIGNIFICANT CUSTOMERS

During the years ended December 31, 2002, 2001 and 2000 there were sales to customers that exceeded 10% of net consolidated sales. Sales to these customers were:

	2002	2001	2000

Dade Behring	$—	$—	$257,561
Bayer Diagnostics	3,862,694	2,859,130	3,335,775
AstraZeneca	160,000	1,500,000	600,000

As of December 31, 2002 and 2001, there were outstanding receivables from the Company’s distributor, Bayer Diagnostics, that exceeded 10% of total trade receivables. Receivables from this customer as a percentage of total trade receivables were as follows: 2002- 96%; 2001- 96%.

The Company generated revenue from sales to different geographic areas for 2002, 2001 and 2000 as follows:

	2002	2001	2000

United States	$3,930,443	$3,038,842	$3,669,236
Sweden	160,000	1,500,000	600,000

Total sales	$4,090,443	$4,538,842	$4,269,236

14.      CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash in accounts with federally insured depository institutions (up to $100,000). At December 31, 2002 the Company had a majority of its cash and cash equivalents in one financial institution. Concentrations of credit risk with respect to trade receivables exist due to the Company’s small customer base. Periodic credit evaluations of customers’ financial condition are performed and generally no collateral is required. The Company establishes reserves for expected credit losses and such historical losses, in the aggregate, have not exceeded management’s expectations.

15.      LICENSE AGREEMENTS

The Company entered into a license agreement with Tokuyama Soda Company, Ltd. (“TS”), as amended in December 1995, pursuant to which the Company granted TS exclusive rights to manufacture and sell PT and aPTT tests and analyzers in certain Asian countries. The Company received royalty payments under this agreement of $43,705, $24,000, and $46,095 during the years ended December 31 2002, 2001 and 2000, respectively.

16.      INCOME TAXES

The Company has not incurred income tax expense for the years ended December 31, 2002, 2001 and 2000. A reconciliation of expected income tax at the statutory Federal rate of 34% with the actual income tax expense for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Expected income tax benefit at federal statutory rate	$(3,779,457)	$(2,923,015)	$(2,148,144)
State tax provision (benefit)	(440,877)	(397,096)	(194,935)
Other	16,240	669	91,694
Research and development credit	(156,107)	(47,057)	(60,849)
Change in valuation allowance	4,360,201	3,366,499	2,312,234

Net income tax provision	$—	$—	$—

The components of the net deferred tax assets and net deferred tax liabilities as of December 31, 2002 and 2001 were as follows:

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$19,071,000	$15,581,000
Research and development credits	659,000	503,000
Foreign tax credits	35,000	35,000
Accrued expenses	34,000	1,000

16.      INCOME TAXES (continued)

Alternative minimum tax credits	$9,000	$9,000
Other	1,916,000	862,000

Total gross deferred tax assets	21,724,000	16,991,000
Valuation allowance	(20,692,000)	(16,294,000)

Net deferred tax assets	1,032,000	697,000
Deferred tax liabilities:
Patents	179,000	168,000
Investment adjustment	484,000	488,000
Fixed assets	369,000	41,000

Total gross deferred tax liabilities	1,032,000	697,000

Net deferred taxes	$—	$—

At December 31, 2002 and 2001, the Company had approximately $49,828,000 and $40,712,000, respectively, of combined federal net operating losses. These losses expire in varying amounts beginning in 2004 if not utilized. At December 31, 2002 and 2001 for state income tax purposes, Cardiovascular Diagnostics, Inc. had net operating loss carryforwards of approximately $46,373,000 and $37,647,000, respectively. These carryforwards expire in varying amounts beginning in 2008 if not utilized. To the extent that a previously owned subsidiary’s net operating losses incurred through 1994 (approximately $2,000,000 at December 31, 2002) are utilized in the future, the benefit will reduce the excess cost over fair value of net assets acquired. The 2002 and 2001 valuation allowance includes an allowance against net operating losses generated by tax only deductions for stock options for approximately $140,000, for which the benefit will go directly to shareholders’ equity.

Due to the Company’s history of operating losses and uncertainty regarding its ability to generate taxable income in the future, management has determined that a valuation allowance equal to the amount of net deferred tax assets is required at December 31, 2002 and 2001.

As a result of changes in ownership in prior years, as defined by Internal Revenue Code Section 382, the utilization of a previously owned subsidiary’s loss carryforwards generated through December 31, 1993 and the Company’s consolidated loss carryforwards generated through January 1994 will be subject to an annual limitation of $175,000 and $482,000, respectively.

An additional change in ownership occurred in 1995 in connection with the Company’s initial public offering which subjects the loss carryforwards generated during the period from January 1994 to December 1995 to an incremental annual limitation of $1,954,000 per year.

17.      SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents a summary of operations for the quarters of 2002 and 2001:

	2002					2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$943,000	$798,000	$1,176,000	$1,173,000		$802,000	$1,322,000	$1,235,000	$1,180,000
Gross profit	37,000	77,000	255,000	226,000		56,000	210,000	231,000	(4,000)
Net loss before preferred stock charges	(2,255,000)	(2,323,000)	(2,186,000)	(4,352,000	)(a)	(1,761,000)	(2,333,000)	(2,026,000)	(2,482,000)
Net loss attributable to common shareholders	(2,381,000)	(2,426,000)	(2,294,000)	(4,497,000)		(1,908,000)	(2,477,000)	(2,160,000)	(2,623,000)
Net loss attributable to common shareholders per common share	$(0.25)	$(0.25)	$(0.24)	$(0.47)		$(0.24)	$(0.28)	$(0.23)	$(0.28)

   (a)   Includes $1.3 million non-cash compensation expense related to stock-based compensation

PHARMANETICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2002, 2001 and 2000

	Balance at Beginning of Period	Charge to Costs and Expenses	Deductions		Balance at End of Period

YEAR ENDED DECEMBER 31, 2002
Deducted from asset accounts:

Accounts Receivable Reserves (a)	$1,995	$—	$—		$1,995

Inventory Reserves (b)	$75,000	$96,605	$96,605	(e)	$75,000

Added to liability accounts:

Warranty Reserves (c)	$2,638	$16,008	$8,646	(d)	$10,000

YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:

Accounts Receivable Reserve (a)	$4,339	$—	$2,344	( f)	$1,995

Inventory Reserves (b)	$125,000	$84,574	$134,574	(e)	$75,000

Added liability accounts:

Warranty Reserves (c)	$4,043	$—	$1,405	(d)	$2,638

YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:

Accounts Receivable Reserve (a)	$29,556	$3,574	$28,791	(f)	$4,339

Inventory Reserves (b)	$100,000	$109,460	$84,460	(e)	$125,000

Added liability accounts:

Warranty Reserves (c)	$5,942	$—	$1,899	(d)	$4,043

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

S-1

Report of Independent Accountants

The Board of Directors and Shareholders PharmaNetics, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 14, 2003 appearing in this Form 10-K of PharmaNetics, Inc., also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Raleigh, North Carolina February 14, 2003