Form 10-Q
period 2003-03-31
PHARMANETICS INC
filed 2003-05-14
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended march 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2003
Common Stock, no par value	9,746,386

PHARMANETICS, INC.

PHARMANETICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	MARCH 31, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,250	$9,146
Accounts and other receivables	574	655
Inventories	2,887	2,453
Other current assets	435	503

Total current assets	10,146	12,757
Property and equipment, net	7,975	8,292
Patents and intellectual property, net	584	580
Other noncurrent assets	56	72

Total assets	$18,761	$21,701

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$1,277
Accrued expenses	370	461
Deferred revenue, current portion	1,134	1,089
Current portion of long term debt and capital lease obligations	492	482

Total current liabilities	3,034	3,309
Noncurrent liabilities:
Deferred revenue, less current portion	2,870	3,139
Long term debt and capital lease obligations, less current portion	1,006	1,095

Total noncurrent liabilities	3,876	4,234

Total liabilities	6,910	7,543
Series A convertible redeemable preferred stock, no par value; authorized 120,000 shares; 81,000 and 90,500 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively (aggregate liquidationvalue at March 31, 2003 of $8,100,000)	6,731	7,520

Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; 9,746,386 and 9,630,872 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	68,801	67,852
Accumulated deficit	(63,681)	(61,214)

Total shareholders’ equity	5,120	6,638

Total liabilities, redeemable preferred stock and shareholders’ equity	$18,761	$21,701

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002
Net sales	$1,162	$943
Cost of goods sold	683	906

Gross profit	479	37

Operating expenses:
General and administrative	1,062	903
Sales and marketing	728	284
Research and development	1,263	1,261

Total operating expenses	3,053	2,448

Operating loss	(2,574)	(2,411)

Other income (expense):
Interest expense	(37)	(3)
Interest income	11	44
Other income (expense)	(5)	1
Development income	261	114

Total other income	230	156

Net and comprehensive loss	(2,344)	(2,255)
Dividends on preferred stock	123	125

Net loss applicable to common shareholders	$(2,467)	$(2,380)

Basic and diluted net loss per common share	$(0.25)	$(0.25)

Average weighted common shares outstanding	9,701	9,524

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	THREE MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002
Cash flows from operating activities:
Net loss	$(2,344)	$(2,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442	375
Amortization of intangible and other assets	29	36
Loss on trading securities	6	—
Provision for inventory obsolescence	20	18
Change in operating assets and liabilities:
Accounts receivable	80	(187)
Inventories	(454)	139
Other assets	59	(115)
Accounts payable and accrued expenses	(391)	(674)
Deferred revenue	(224)	38

Net cash used in operating activities	(2,777)	(2,625)

Cash flows from investing activities:
Payments for purchase of property and equipment	(63)	(281)
Disposal of property and equipment	—	7
Costs incurred to obtain patents and intangibles	(14)	(14)

Net cash used in investing activities	(77)	(288)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(79)	(7)
Proceeds from common stock options exercised	37	257
Repurchase of common stock	—	(23)

Net cash provided by (used in) financing activities	(42)	227

Net decrease in cash and cash equivalents	(2,896)	(2,686)
Cash and cash equivalents at beginning of period	9,146	14,883

Cash and cash equivalents at end of period	$6,250	$12,197

Supplemental disclosure of noncash investing and financing activities:
Preferred stock dividends paid with common shares	$123	$125

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

PharmaNetics, Inc. (the “Company”) is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. (“CVDI”). CVDI was incorporated in November 1985 and develops, manufactures and markets rapid turnaround diagnostics to assess blood clot formation and dissolution. CVDI develops tests based on its proprietary dry chemistry diagnostic test system, known as the Thrombolytic Assessment System (“TAS”), to provide rapid and accurate evaluation of hemostasis at the point of patient care. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 3. Inventory

Inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials, net of allowance	$1,866	$1,793
Work in process	328	281
Finished goods	693	379

	$2,887	$2,453

Note 4. Patents and Intellectual Property

Patents and intellectual property costs are capitalized and are amortized using the straight-line method over their estimated useful lives, generally 17 years. Periods of amortization are evaluated periodically to determine whether later events and circumstances warrant revised estimates of useful lives.

Note 5. Loss Per Common Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. The number of potential common shares (represented by outstanding options, warrants and convertible preferred stock) as of March 31, 2003 and 2002 totaled 2,587,634 and 2,476,660, respectively.

Note 6. Series A Preferred Stock

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock (“Series A”), resulting in net proceeds to the Company of $11,220,000. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. For the quarter ended March 31, 2003, the Series A dividend was paid by issuing 12,913 shares of common stock.

As of March 31, 2003, each share of the Series A is convertible into ten shares of common stock. The number of common shares currently reserved for issuance upon conversion of preferred stock and exercise of warrants, including the related dividends, is approximately 1,281,000. The Series A is convertible at the option of the holder at any time or may be redeemed at the option of the Company upon the occurrence of any of the following events: (a) the common stock closes at or above $20.00 per share for 20 consecutive trading days, (b) completion by the Company of a follow-on public offering of at least $10 million at a per share price of at least $15.00, (c) the acquisition of the Company by another entity by means of a transaction that results in the transfer of 50% or more of the outstanding voting power of the Company, (d) sale of all or substantially all of the Company’s assets, or (e) at any time after February 28, 2004.

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

Note 7. Common Stock

In April 2001, Bayer Diagnostics, the Company’s distributor, purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9%. At the same time, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. Bayer currently markets and distributes the Company’s routine tests worldwide and the Company’s enoxaparin test in countries other than the United States.

Note 8. Development Income and Deferred Revenue

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 101. Under SAB 101, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. The Company has received payments as part of collaboration agreements with other entities in the past, including payments received during 2002. Revenue recognized related to collaboration agreements for the quarters ended March 31, 2003 and 2002 were $261,000 and $114,000, respectively. At March 31, 2003, total payments received but deferred to future periods was $4,004,000.

Note 9. Significant Customers

During the quarters ended March 31, 2003 and 2002, the Company had sales to one customer totaling $1,146,000 and $926,000, respectively. At March 31, 2003 and December 31, 2002, outstanding receivables from that customer totaled 94% and 96% of total receivables, respectively.

Note 10. Subsequent Event

On May 1, 2003, the Company issued 95,800 shares of Series B convertible preferred stock, no par value per share, for $100 per share in a private offering to accredited investors. The total proceeds from this offering, net of offering costs, were approximately $8.7 million. Dividends on the Series B preferred stock are 8.5% per annum, payable quarterly in additional shares of Series B preferred stock for the first nine quarters and thereafter in-kind as common stock or in cash at the Company’s option so long as the preferred stock is outstanding. Each Series B preferred share is convertible into shares of common stock at an initial conversion price of $6.00 per share at any time at the option of the holder. Holders of the preferred stock will vote with the common on an as converted basis, subject to any limitiations thereon imposed by Nasdaq rules, regulations and interpretations, on all matters except where a separate class vote is required by law. In addition, the holders of the Series B preferred stock received five-year warrants to purchase 510,933 shares of common stock at a price of $7.12 per share. The Series B preferred stock ranks on parity with the Series A preferred stock with respect to liquidation and dividends.

Note 11. Stock Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation”. FAS 148 requires new disclosures including an accounting policy footnote that includes: the method of accounting for stock options; total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date.

These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. The Company implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

For purposes of the proforma disclosures required for the quarter ended March 31, 2003, no stock option grants were made in the first quarter of 2003. For the period ended March 31, 2003, the following table summarizes the net loss and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

Net loss attributable to common shareholders, as reported	$(2,344)
Net loss per basic and diluted share, as reported	$(0.25)
Stock based compensation based on fair value method	$(274)
Pro forma net loss using fair value method	$(2,618)
Pro forma net loss per basic and diluted share	$(0.27)

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

INTRODUCTION

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

The Company currently derives income from the following sources: TAS product sales, interest income, and development income recognized in connection with collaboration agreements. Currently, product sales mainly consist of the Company’s routine test cards, the PT, aPTT, HMT, HTT, PRT and LHMT tests along with the related controls and analyzers. These products are marketed and distributed under a global distribution agreement with Bayer Diagnostics (“Bayer”). Bayer also markets and distributes the Company’s enoxaparin test in countries other than the United States. Bayer’s strength is in critical care areas of the hospital which the Company believes should facilitate the placement of the TAS technology.

In addition, the Company’s business strategy has evolved towards becoming more focused on theranostics, the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. Rapid diagnostic capabilities might improve patient care and turnover, and there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company believes that physicians are beginning to see the need for drug management tools and, consequently, the Company is seeking greater involvement of physician thought leaders during development of new test cards. The Company also believes that these trends should allow the Company to obtain higher pricing of these specialty tests. In furtherance of that objective, the Company commercially launched its first theranostic test, the Enox test, in January 2003 to detect the anticoagulant effects of enoxaparin sodium, a leading low molecular weight heparin marketed by Aventis Pharmaceuticals (“Aventis”). The Company has hired contract sales and technical service personnel to promote and market this test and is also leveraging Aventis’ sales force to penetrate the market.

The Company believes the TAS platform is flexible and that its menu of specialty tests can be expanded to monitor the effects of certain new drugs that are in clinical trials or currently being marketed. Increased placement of specialty tests might also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

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

REVENUE RECOGNITION

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company’s product sales in the first quarter of 2003 were made to the Company’s distributor, Bayer. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to a development agreement with Aventis. The Company is recognizing revenue related to the Aventis development contract, which was entered into in 2000, over the agreement period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS MARCH 31, 2002

Net sales for the quarter ended March 31, 2003 increased 23% to $1,162,000 compared to $943,000 in the same period in 2002. Revenues increased due to higher unit sales of routine and specialty test cards and also higher average sales prices of test cards compared to 2002 due to increased sales of specialty tests. Sales of the Company’s HMP system, which includes two specialty test cards and the related Accent analyzer, increased $147,000 compared to the same period in 2002.

Cost of goods sold for the quarter ended March 31, 2003 was $683,000 compared to $906,000 in the comparable period in 2002. As the Company has prepared for the enoxaparin test card launch and also higher card and analyzer sales to Bayer, production of test cards and analyzers has increased in 2003 compared to 2002, leading to decreased total costs per unit. Fixed overhead costs, which are a significant portion of total product costs, were spread among more units thus lowering the cost per unit sold.

Total operating expenses for the quarter ended March 31, 2003 were $3.1 million compared to $2.4 million in the first quarter of 2002. General and administrative expenses were higher due to budgeted compensation increases and increased public relations expenditures compared to the same period in 2002. Sales and marketing expenses increased significantly due to higher compensation, travel and promotional expenses as the Company initiated a contract sales and technical service force for the launch of the enoxaparin test card in the first quarter of 2003.

Other income (expense) for the quarter ended March 31, 2003, which is composed of interest income, interest expense and development income, was a net income of $230,000 compared to a net income of $156,000 in the first quarter ended March 31, 2002. Interest income decreased due to lower interest rates and lower average cash balances during the first quarter of 2003 compared to the same period in 2002. Development income in both periods was recognized related to the collaboration with Aventis Pharmaceuticals entered into during 2000 that is being recognized over the period of the development agreement. The increase in other income in the first quarter of 2003 relates to the receipt in the second half of 2002 of $3 million in milestone payments from Aventis.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had cash and cash equivalents of $6.2 million and working capital of $7.2 million, as compared to $9.1 million and $9.5 million, respectively, at December 31, 2002. During the quarter ended March 31, 2003, the Company used cash in operating activities of $2.8 million. The use of cash was principally due to funding the net operating loss of the Company, higher inventory balances related to the launch of the enoxaparin test and decreased payables and accrued expenses.

During the first quarter of 2003, the Company invested in new production machinery and equipment, made improvements to its management information systems and purchased sales and marketing equipment to support the launch of a new test card totaling approximately $63,000.

Cash used in financing activities in the quarter ended March 31, 2003 was due to payments on the Company’s debt and capital leases. The Company obtained a $1.5 million equipment loan from General Electric during the fourth quarter of 2002. These debt and lease payments were partially offset by stock option exercises.

In April 2003, the Company raised, net of offering expenses, approximately $8.7 million through the issuance of 95,800 shares of Series B preferred stock at $100 per share. See “Note 10. Subsequent Event” in the Notes to the Consolidated Unaudited Financial Statements.

The Company has sustained continuing operating losses in 2003 and 2002 and had an accumulated deficit of $64.0 million as of March 31, 2003. The Company expects to incur operating losses until product revenues reach a sufficient level to support ongoing operations. The Company expects to incur additional operating losses during the remainder of 2003. The Company’s working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from distributors, primarily Bayer, and from sales of specialty test cards such as the Enoxaparin test launched in the first quarter. If additional liquidity becomes necessary in the future, the Company will consider external sources of financing as needed. These financings may take the form of equity financings such as a private placement of common or preferred stock or additional equity infusions from collaborative partners.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 148 allows for three methods of transition for those companies that adopt FAS 123’s provisions for fair value recognition. The following are two new transition alternatives: Modified Prospective Approach and Limited Retrospective Approach. Under FAS 148, the prospective transition method in FAS 123 resulting in the “ramp-up” effect will not be available for enterprises that elect to initially apply the fair value method of accounting for stock-based employee compensation in fiscal years beginning after December 15, 2003. In addition, the provisions of FAS 148 require that: the accumulated liability or equity balances accrued under APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, would be reversed through additional paid-in-capital as of the beginning of the period that FAS 123 is adopted if those liabilities or contra-equity balances would not have been recognized under FAS 123 (e.g., variable stock option awards under APB 25). Also, companies disclose for each period for which an income statement is presented an accounting policy footnote that includes: the method of accounting for stock options; total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date.

These disclosures would be required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. The Company implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that might affect the Company’s future operating results and stock price. There can be no assurance that new tests, particularly specialty tests, can be developed, receive regulatory approval, and be commercialized and accepted in the market. Other risks include: market acceptance of TAS and the Enox test; the Company’s continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; competition within the diagnostic testing industry and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company’s quarterly operating results as well as other factors which may be unrelated to the Company’s performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company’s common stock. Securities of issuers having relatively limited capitalization are particularly susceptible to volatility based on short-term trading strategies of certain investors.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.5	Amended and Restated Articles of Incorporation filed with the North Carolina Secretary of State on April 30, 2003
10.29	Series B Stock Purchase and Warrant Agreement dated April 30, 2003
10.30	Form of Warrant between the Company and the Series B Investors dated May 1, 2003
10.31	Registration Rights Agreement among PharmaNetics, Inc. and Series B Investors dated May 1, 2003
10.32	Shareholder’s Agreement among PharmaNetics, Inc. and certain Series B shareholders dated May 1, 2003
10.33	Amendment No. 1 dated April 29, 2003 to the Common Stock Purchase Agreement with the Bayer Corporation dated April 23, 2001.
99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.
99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002

(b)	The Company filed current reports on Forms 8-K on January 9, 2003 disclosing the contents of a press release issued on that date related to a collaborative sales and marketing program with Aventis Pharmaceuticals related to the Company’s enoxaparin test, on February 5, 2003 disclosing the contents of an Executive Informational Overview report prepared by the Company’s investor relations firm that the Company delivered to selected participants in the securities industry and on February 27, 2003 disclosing the contents of investor presentation materials regarding its “Theranostic Opportunity” presented to selected participants in the securities industry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMANETICS, INC.

Date: May 14, 2003

	By:	/s/ JOHN P. FUNKHOUSER
John P. Funkhouser Chief Executive Offier

	By:	/s/ JAMES A. MCGOWAN
James A. McGowan Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PAUL T. STOREY
Paul T. Storey Director of Finance/Treasurer (Principal Accounting Officer)

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, John P. Funkhouser, certify that:

1.	I have reviewed this quarterly report on Form 10Q of PharmaNetics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ JOHN P. FUNKHOUSER
John P. Funkhouser Chief Executive Officer

CERTIFICATION

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, James A. McGowan, certify that:

1.	I have reviewed this quarterly report on Form 10Q of PharmaNetics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ JAMES A. MCGOWAN
James A. McGowan Chief Financial Officer