Form 10-K
period 2003-12-31
PHARMANETICS INC
filed 2004-04-14
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM              to

Commission file number 0-25133

PHARMANETICS, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2098302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9401 GLOBE CENTER DRIVE, SUITE 140 MORRISVILLE, NORTH CAROLINA	27560
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon $5.80 per share, the closing price of the Common Stock on June 30, 2003, on the NASDAQ Small Cap Market System, was approximately $44,692,000 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of April 9, 2004, the registrant had outstanding 10,068,246 shares of Common Stock (no par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Might Affect Future Results” and elsewhere, as well as in the Company’s other filings with the SEC, and including, in particular, the outcome of the Company’s legal proceedings against Aventis Pharmaceuticals, Inc. and the impact of ceasing operations on the Company’s ability to realize value on its assets.

PART I

ITEM 1.	BUSINESS

PharmaNetics, Inc. (the “Company” or “PharmaNetics”), is a holding company incorporated in North Carolina in 1998 as the parent company of Cardiovascular Diagnostics, Inc. Cardiovascular Diagnostics, Inc. (“CVDI”) was incorporated in 1985 and was the sole operating subsidiary of PharmaNetics until PharmaNetics ceased substantially all of its operations in March 2004.

Prior to ceasing substantially all of its operations in March 2004 (see “Recent Developments” below), PharmaNetics developed, manufactured and marketed rapid diagnostics to dose, manage and screen patients on drugs affecting coagulation. The Company’s products are a proprietary analyzer and dry chemistry tests and controls, known as the Thrombolytic Assessment System, or TAS, that provide a physician, at the point of patient care, information that can affect therapy. The Company’s tests were and can be used in the treatment of a variety of adverse conditions caused by abnormal blood clotting in different areas of the body, including angina, heart attack, stroke, deep vein thrombosis and pulmonary and arterial emboli.

TAS is a stat, or “as soon as possible”, point-of-care system capable of monitoring the formation and dissolution of blood clots. Such monitoring provides information which is critical to health care providers in administering drugs that either prevent the formation of blood clots or dissolve them, both of which are used in the treatment of a variety of medical disorders. Blood clotting, or hemostatic test results must be provided quickly because a majority of the drugs used to regulate clotting are cleared rapidly from the body, and certain drugs must be closely monitored to maintain drug levels within an effective treatment range. The Company believes that the TAS can provide critical information regarding the formation and dissolution of blood clots as well as drug monitoring on a timely basis, permitting quicker diagnosis and therapeutic intervention, which can improve therapy and the quality of patient care. The Company believes that this improvement may facilitate quicker transfers out of expensive critical care settings, reduce the overall length of hospital stays, reduce expenditures for laboratory equipment and its associated maintenance, and reduce the unnecessary use of drugs. In addition, point-of-care testing can reduce hospitals’ costs by reducing the numerous steps, paperwork and personnel used in collecting, transporting, documenting and processing blood samples.

The Company’s products include its TAS analyzer and a menu of tests and controls. FDA approved tests that have been sold for commercial use are listed and described below under the subheading “Products”. The Company has sold three other tests, the Lysis Onset Time (“LOT), Ecarin Clotting Time (“ECT”) and a modified ecarin clotting time test “for investigational use only” which are described below under the subheading “Research and Development Test Cards”. In addition, the Company has obtained a special FDA approval, a Humanitarian Device Exemption, or HDE, for its ECT card, which is used in managing patients suffering from heparin induced thrombocytopenia, a condition characterized by persistent decrease in blood platelets resulting from the administration of the anti-clotting drug, heparin. HDE approval is an expedited FDA authorization process to market devices used in rare disease states where no existing solution is available. In connection with the “Recent Developments” described below, the Company has ceased the development, production, sale and marketing of its test cards and other products.

RECENT DEVELOPMENTS

In November 2003, the Company filed a lawsuit in the eastern district of North Carolina against Aventis Pharmaceuticals, Inc. (“Aventis”). The Company, in cooperation with Aventis, has developed a rapid bedside test, known as the Enox test, that the Company believes enhances the way Lovenox®, a popular anti-blood clotting drug marketed by Aventis, currently is managed. The Company believes the test has the potential to facilitate the drug’s use in patients in the cardiac community who stand to benefit from its use. Aventis collaborated with the Company in a multi-million dollar project in which it made milestone payments to the Company to develop and co-promote the test together with Lovenox for targeted patient populations. The lawsuit alleges that Aventis has engaged in false and misleading advertising of Lovenox, which damaged the Company’s efforts to market and sell the Enox test card. The lawsuit also alleges that Aventis has failed to fulfill its obligation to promote the test and is systematically and falsely advising physicians that the test is not necessary through its claims that Lovenox requires “no monitoring” and is “therapeutic from dose one.” The Company is seeking injunctive relief against Aventis to stop these actions and is demanding that Aventis promote the need for monitoring as required in Lovenox’s labeling and as required by the development agreement entered into between the two companies in August 2000. An initial court hearing for this lawsuit was held on March 22nd through March 24th, 2004. The Company intends to aggressively pursue the lawsuit to enforce its rights, and the Company expects the lawsuit could take a year or more to complete and consume significant time and expense.

In December 2003, the Company announced that, as a result primarily of the Aventis litigation and its impact on the Company’s business and prospects, it is seeking a variety of strategic alternatives, including the sale of its manufacturing operations. At that time, the Company also announced that, if a willing and able buyer for the operations is not identified, it would terminate its distribution agreement with its distribution partner, Bayer Diagnostics (“Bayer”). As required under the distribution agreement with Bayer, PharmaNetics provided Bayer 90-day notice that it would terminate this agreement effective March 12, 2004. In addition, the Company provided 90-day notice to PDI, the contractor and provider of the Enox sales and technical support teams, that the sales and technical service personnel would be terminated by March 12, 2004. PharmaNetics believes these steps were and are necessary in order to reduce overhead costs and to conserve cash for the license or sale of assets and the intellectual property as well as to finance its lawsuit against Aventis. In conjunction with these actions, the Company recorded an impairment charge of $2.5 million related to its long-lived assets. Since filing the lawsuit, the Company has implemented personnel reductions and has engaged Davenport & Company LLC (“Davenport”), an investment banking firm, as its financial advisor. Davenport is currently assisting the Company in pursuing a sale of its manufacturing operations and intellectual property. The Company is shifting its corporate strategy from a manufacturing/distribution model to that of a biotech model, whereby revenues are tied to royalty streams from future product sales. The Company is actively seeking a buyer for its operating assets and to sell or license its intellectual property with a significant portion of the potential valuation tied to royalties. In essence, under this new model the Company would be in a position to receive royalties on tests developed and would not be responsible for manufacturing and distribution. This does not preclude the Company from initiating future operations related to new products.

As of the date of this filing, pursuant to notice duly given, the Company has allowed the distribution agreement with Bayer to expire and has terminated the Enox contract sales and technical service force. Because no buyer of the manufacturing operations or intellectual property has yet emerged, effective by the end of March 2004, the Company has ceased developing, producing and selling all of its products and plans to terminate substantially all remaining employees except the chief executive officer (CEO). The Company plans to retain the CEO to manage the Aventis litigation until it is completed or settled and to continue to seek a buyer of the operations, manufacturing assets and intellectual property. The Company expects to engage other personnel to conduct business for the Company on a contract basis as necessary during the course of these efforts. If the Company were to receive any proceeds in connection with the Aventis litigation, after payment of litigation and remaining operating expenses, the Company would consider distributing such proceeds to its shareholders or using them to restart operations. Such determination would depend on a variety of factors, including the size and timing of any payments, the expenses of completing the litigation, management’s assessment of the viability of restarting the business and availability of necessary personnel. However, there can be no assurance that the Company will prevail in the litigation against Aventis or that if it does prevail, the proceeds would be sufficient to provide significant shareholder value. At this time, the Company believes as a result of these cost-cutting actions, that it has the financial ability to fund the lawsuit to its conclusion.

As of December 31, 2003, the Company had a stockholders’ deficit of $3.3 million. Accordingly, the Company was and is no longer in compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq SmallCap Market. Barring an unforeseen financing or prompt and favorable resolution of the Aventis litigation, the Company does not believe it will be able to regain compliance with Nasdaq’s listing requirements in a timely manner. Accordingly, the Company expects that it may not be able maintain its Nasdaq SmallCap listing for more than perhaps a few weeks. However, the Company expects to qualify for quotation and trading of its shares of common stock on the Nasdaq OTC Bulletin Board without interruption.

The following discussion summarizes the Company’s business prior to ceasing its operations in March 2004.

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

Timely and accurate coagulation test results are important because a majority of the drugs used to regulate clotting are cleared rapidly from the body and these drugs must be closely monitored to maintain drug levels within a safe and effective treatment range. Recent advances in technology allow many blood tests to be performed at the point of patient care, where the physician can most effectively use test results. While speed is important in point-of-care testing, accuracy is critical. Because point-of-care testing is often performed by operators who lack special laboratory skills or training, error-proof testing systems are important. By design, most point-of-care tests require limited materials and minimum labor. Point-of-care test systems must also comply with the Clinical Laboratory Improvement Act of 1988, or CLIA, and its regulations. See “Government Regulation”.

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

Conversely, the same technology is used to measure the time required for a clot to dissolve. The Company’s technology permits the measurement of clot dissolution by introducing a sample of blood to a mixture of magnetic particles and reagents including a clot-forming chemical, thereby inducing a clot. The system then measures the amount of time required for the induced clot to dissolve. The Company believes that TAS is the only point-of-care system capable of monitoring both coagulation and dissolution of clots. Furthermore, the TAS technology has the flexibility to allow new tests to be developed by using different reagents in the test cards.

PRODUCTS

TAS ANALYZER

The TAS analyzer weighs approximately four pounds and has a four-line LCD display, which is driven by software to prompt the technician to input the user and patient ID numbers, sample type, and timing of application of the blood.

The analyzer and test cards are designed to work effectively in a decentralized testing environment where they can be used by healthcare personnel who do not need formal central laboratory training. To operate TAS, a test card is passed through the magnetic strip reader of the analyzer, which automatically initiates quality controls and begins to elicit information from the operator through a series of prompts outlining the operating procedure for the specific test to be performed. The test card is then inserted into the TAS analyzer. A single drop of unprocessed, noncitrated or citrated whole blood or plasma is then placed into the reaction chamber of the test card, which already contains the appropriate mixture of dry reagents and PIOP for the test being performed. Typically within three minutes, the screen on the TAS analyzer displays a numerical test result, which is comparable to the result which would be achieved in a central laboratory using traditional testing procedures. The portable analyzer has been designed with a memory capability, may be connected to a printer, and with a software upgrade may be connected to the hospital’s patient information system. The internal memory of the TAS analyzer allows for the storage of up to 1,000 individual test results and has an alphanumeric keypad that allows for the input of up to a 20-character patient identification code. Additionally, the keypad provides for coded entry so only authorized personnel can gain access to the system. The analyzer can operate either on wall current or on an internal rechargeable battery.

ACCENT

The Accent is a microprocessor-based hardware accessory to the TAS analyzer. It connects to the TAS analyzer and automatically calculates the information required by physicians to manage the anticoagulation of patients on heparin during cardiopulmonary bypass procedures. It can be used in conjunction with three of our test cards. The data collected by Accent can be transferred to a printer and/or hospital information system for storage.

FDA-CLEARED TEST CARDS

The following describes the Company’s test cards that have been cleared by the FDA:

The Enoxaparin test, or Enox test, detects the anticoagulant effect of enoxaparin, a low molecular weight heparin drug used for the treatment and prevention of blood clotting diseases. Enoxaparin is the world’s top-selling low molecular weight heparin and is marketed by Aventis Pharmaceuticals in the United States under the brand name Lovenox® and outside the United States under the brand name Clexane®. This test was developed in a collaborative development program with Aventis. The test assists physicians in evaluating anticoagulation status rapidly before and during percutaneous coronary intervention (“PCI”), and before removing the sheath.

The PT, or Prothrombin Time, test is a general screening test that is used to assess a patient’s baseline blood clotting function or to monitor the use of oral anticoagulants, such as warfarin. Warfarin is widely used in the United States for long-term treatment in patients who have previously developed clots, including after heart attacks, to inhibit clot formation and reduce the risk of developing additional clots. Physicians use the PT test to monitor and maintain drug levels within a safe treatment range; too little warfarin will not prevent a new clot from developing, and too much of the drug may result in a bleeding complication. Prior to ceasing operations in March 2004, the Company manufactured and sold three different types of PT test cards, a general purpose PT test card routinely used in the United States, the PT One, which uses a more sensitive scale of measurement, and the PT-NC, which is used with finger stick samples.

The aPTT, or Activated Partial Thromboplastin Time, test is a coagulation screening test which may be used in conjunction with the PT test to provide a global assessment of a patient’s ability to form a blood clot. In addition, the aPTT test is used to monitor heparin, an injectable anticoagulant. Hospitals routinely use heparin as the initial treatment for patients with a blood clot, including patients suffering from heart attacks or strokes. Heparin also prevents blood clots from forming in patients undergoing procedures involving particular risks of clotting, such as angiography, open heart surgery, dialysis and several other surgeries. Heparin must be closely monitored to assure adequate anticoagulation without increasing the risk of developing a bleeding complication. Time is particularly important when monitoring heparin, since the intravenously administered drug affects a patient’s coagulation system within minutes.

Generally, aPTT tests are incapable of monitoring high levels of heparin. The HMT, or Heparin Management Test, is a coagulation test for monitoring patients requiring high dose heparin therapy during procedures such as open heart surgery or dialysis. For example, during the course of an open heart surgery, the patient’s blood may be tested as many as four to six times to assure an adequate heparin effect. The Company believes that its HMT test is a more effective test than comparable tests because it is easier to use and less prone to operator error. Also, it is not sensitive to changes in blood temperature or dilution, such as typically occur during bypass surgery.

In addition, the Company developed two more test cards that can be combined with our HMT test to provide a system for individualized heparin management during cardiac surgery. The HTT, Heparin Titration Test, and the PRT, Protamine Response Test, cards are combined with the HMT to provide a system for total individualized heparin management during cardiac surgery. Heparin management is complicated due to patients’ widely variable response to this drug as well as its clearance rate from the blood during surgery. Heparin dosing based on weight-based protocols is often unreliable, particularly in complicated cases with patients receiving simultaneous therapy. The Company believes the HTT/PRT approach should make it easier and cost effective to incorporate individual heparin management into routine practice.

The LHMT, or Low-range Heparin Management Test, card can be used principally in cardiac catheterization and interventional cardiology procedures. It is designed to monitor the effects of concentrations of heparin above the range of the aPTT test but below that of the HMTcard.

The Company’s ECT, or Ecarin Clotting Time, test card is available for use under the FDA’s Humanitarian Device Exemption program. The ECT card can be used in managing patients suffering from heparin induced thrombocytopenia. The FDA’s approval only allows the use of the test for managing patients who receive Refludan®, an anticoagulant drug marketed by Pharmion and Berlex for patients undergoing cardiopulmonary bypass surgery.

RESEARCH AND DEVELOPMENT TEST CARDS

Prior to the cessation of operations in March 2004, the Company performed research and development in an effort to expand its menu of tests for the TAS analyzer. The Company performed research and/or development on the following tests:

Test	Description
Ecarin Clotting Time (“ECT”)	Test to monitor direct thrombin inhibitors for use in patients treated for heart attack or prevention of deep vein thrombosis. Sold under the HDE program.

Thrombin Inhibitor Management (“TIM”)

Test to allow the monitoring of oral antithrombin drugs for treatment of DVT and atrial fibrillation. The test was submitted to the FDA for review in April 2003 and the Company is awaiting completion of the FDA review.

Synthetic Xa inhibitors	Test designed to monitor the anticoagulant effect of pentasaccharides. This test has been through feasibility study and subsequent development would require field and clinical trials.

LR Enox

Test to detect the anticoagulant effects of enoxaparin sodium in special patient populations receiving enoxparin for treatment of prophylaxis of deep vein thrombosis. This test has been developed through field trials and and subsequent development would require clinical trials.

LRF

Test to monitor the effects of Ancrod, a fibrinogen-lowering drug for the treatment of stroke. This test has been developed through feasibility and subsequent development would require field and clinical trials.

SK Panel	Test to assess response to streptokinase. This test has been developed through feasibility and subsequent development would require field and clinical trials.

Lysis Onset Time (“LOT”)

Test to monitor a patient’s lytic response to any thrombolytic drug used for the treatment of heart attack, stroke or other thrombotic diseases. This test has been developed through feasibility and subsequent development would require field and clinical trials.

Prior to or in connection with the Company’s cessation of operations in March 2004, the Company has ceased further development and regulatory approval efforts related to all of its products, including these research and development test cards. Further development of these tests will likely be depend on whether a potential acquiror of the operations emerges and the outcome of the Company’s litigation with Aventis.

QUALITY CONTROL PRODUCTS

The Company also formerly developed and sold single-use “crush-vial” controls for each test card. These controls were formerly produced by the Company and a contract manufacturer and allow quality assurance testing at the point of care. In addition, the Company formerly developed and sold an Electronic Quality Control (“EQC”) card used to test analyzer function.

SALES, MARKETING AND DISTRIBUTION

The Company has substantially ceased all sales, marketing and distribution activities relating to all of its products. The Company’s marketing strategy for most of its test cards formerly relied on a distribution partner. In August 1998, the Company signed a five-year global distribution agreement, subject to minimum annual sales, with Chiron Diagnostics Corp., now a part of Bayer, to distribute these test cards. At that time, the Company received an up-front investment of $6 million in exchange for 600,000 shares of common stock. Additionally, in April 2001, Bayer purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9% at that time. In connection with the investment, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement. Under the terms of the amended agreement, Bayer was required to purchase, at pre-determined prices, the Company’s routine test cards identified in the agreement. Bayer provided a six-month rolling purchasing forecast, three months of which represented firm orders. The Company generally sought to maintain a two to three month level of inventory on hand to meet the firm purchasing forecasts.

The Company and Bayer also expanded their relationship to cover collaborative distribution and supply of certain theranostic tests in the United States, principally the enox test card. Under the provisions of the agreement related to these speciality tests, which agreement expired in March 2004, Bayer was responsible for taking the orders, shipping and collecting receivables for these tests sold by the Company’s contract sales team. In return, Bayer received a 10% commission. This arrangement enabled the customer to order all of the Company’s products from a single source.

The Company also marketed TAS products in the European Union, Australia and Canada with Bayer formerly acting as the Company’s exclusive distributor for all its products in these territories.

In December 2003, the Company announced that, as a result primarily of the Aventis litigation and its impact on the Company’s business and prospects, it is seeking a variety of strategic alternatives, including the sale of its manufacturing operations. At that time, the Company also announced that, if a willing and able buyer for the operations is not identified, it would terminate its distribution agreement with its distribution partner, Bayer Diagnostics. As required under the distribution agreement with Bayer, PharmaNetics provided Bayer 90-day notice that it would terminate this agreement effective March 12, 2004. In addition, the Company provided 90-day notice to PDI, the contractor and provider of the Enox sales and technical support teams, that the sales and technical service personnel would be terminated by March 12, 2004. PharmaNetics believes these steps were and are necessary in order to reduce overhead costs and to conserve cash for the license or sale of assets and the intellectual property as well as to finance its lawsuit against Aventis. In conjunction with these actions, the Company recorded an impairment charge of $2.5 million related to its long-lived assets. Since filing the lawsuit, the Company has implemented personnel reductions and has engaged Davenport & Company LLC, an investment banking firm, as its financial advisor. Davenport is currently assisting the Company in pursuing a sale of its manufacturing operations and intellectual property. As of the end of March 2004, no buyer has yet emerged and the Company has ended its distribution agreement with Bayer and has ceased producing and selling all products. The Company is shifting its corporate strategy from a manufacturing/distribution model to that of a biotech model, whereby revenues would be tied to royalty streams from future product sales. The Company is actively seeking a buyer for its operating assets and to sell or license its intellectual property with a significant portion of the potential valuation tied to royalties. In essence, under this new model the Company would be in a position to receive royalties on tests developed and would not be responsible for manufacturing and distribution. This does not preclude the Company from initiating future operations related to new products.

As part of the Company’s former marketing strategy for the enox test, during 2003, the Company hired a contract sales force of 9 sales people located throughout the United States, and six contract technical service representatives, to work with Aventis’ Lovenox® sales force, which numbers approximately 700. PharmaNetics believes the ENOX test may provide physicians with a tool to more confidently prescribe enoxaparin for all of their patients, because they can assess the anticoagulant state of patients who could be sent to the catheterization laboratory.

In November 2003, the Company filed a lawsuit in the eastern district of North Carolina against Aventis Pharmaceuticals, Inc. (“Aventis”). The Company, in cooperation with Aventis, has developed a rapid bedside test, known as the Enox test, that the Company believes enhances the way Lovenox®, a popular anti-blood clotting drug marketed by Aventis, currently is managed. The Company believes the test has the potential to facilitate the drug’s use in patients in the cardiac community who stand to benefit from its use. Aventis collaborated with the Company in a multi-million dollar project in which it made milestone payments to the Company to develop and co-promote the test together with Lovenox for targeted patient populations. The lawsuit alleges that Aventis has engaged in false and misleading advertising of Lovenox, which damaged the Company’s efforts to market and sell the Enox test card. The lawsuit also alleges that Aventis has failed to fulfill its obligation to promote the test and is systematically and falsely advising physicians that the test is not necessary through its claims that Lovenox requires “no monitoring” and is “therapeutic from dose one.” The Company is seeking injunctive relief against Aventis to stop these actions and is demanding that Aventis promote the need for monitoring as required in Lovenox’s labeling and as required by the development agreement entered into between the two companies in August 2000. In addition, the Company terminated the sales and technical support teams provided by PDI, effective March 2004. An initial court hearing for this lawsuit was held on March 22nd through March 24th, 2004 and the Company is awaiting the court’s response to that hearing. The Company intends to aggressively pursue the lawsuit to enforce its rights, and the Company expects the lawsuit could take a year or more to complete and consume significant time and expense.

Any future sales of the Company’s products, by the Company or by a potential acquiror, will depend, not only upon the outcome of the Aventis litigation and the ability of the Company to restart or sell the business to a third party, but also upon acceptance of these products by the medical community as being useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the utility and cost-effectiveness of the Company’s tests and the receipt of regulatory clearances in the United States and elsewhere. Coagulation testing has historically been performed and dominated by the hospital’s central laboratory and the approval of the purchase of diagnostic equipment by a hospital is generally controlled by its central laboratory. PharmaNetics, along with several of its competitors, has sought to develop and sell into the newer and developing market for point-of-care coagulation testing. Central laboratories may resist yielding control of tests they have previously performed. The Company or others will also have to demonstrate to physicians that its diagnostic products perform as intended, meaning that the level of accuracy and precision attained by the products must be comparable to test results achieved by central laboratory systems.

COLLABORATIONS

The Company has substantially ceased all of its collaboration efforts in connection with the cessation of its operations in March 2004. Over the past several years, the Company’s strategy was to increasingly focus on becoming a leader in the theranostic testing market, specifically managing new therapeutics which affect coagulation. Many drugs currently under development may require faster, more accurate assessment, given short half-lives and narrow therapeutic windows, and thus the Company believes physicians will increasingly demand therapeutic drug monitoring. To further the goal of establishing itself in the emerging field of theranostics, the Company entered into development agreements with major pharmaceutical companies such as The Medicines Company and Knoll AG (now a part of Abbott Laboratories) pursuant to which the Company developed test cards for potential use in patient identification and monitoring of therapies affecting coagulation being investigated by these companies.

In relation to the development of test cards to monitor direct thrombin inhibitors, the Company has a worldwide exclusive sublicense from Abbott to use the reagent associated with the test. The Company believes the medical community will embrace the need for a test for managing therapeutic levels in patients receiving oral and injectable direct thrombin inhibitors. To this end, during 2003, the Company filed a 510(k) submission with the FDA for its Thrombin Inhibitor Management Test (TIM) for the rapid management of The Medicines Company’s anticoagulant, Angiomax® and is awaiting completion of the FDA review. The Company does not currently intend to pursue further regulatory approval for any other test.

COMPETITION

The medical diagnostic testing industry has been characterized by rapidly evolving technology and intense competition. The TAS menu competed in the coagulation and hematology testing market with manufacturers that provide testing equipment to central and stat laboratories of hospitals. These laboratories currently perform a substantial portion of such testing. The TAS menu also competed with other point-of-care coagulation and hematology test system manufacturers. Laboratories provide some of the same tests performed by TAS; however, these laboratory tests generally require the use of skilled technicians and complex, expensive equipment. The Company believes that TAS offers several advantages over these laboratory-based instruments, including faster results, ease-of-use, reduced opportunity for error and cost-effectiveness.

Prior to ceasing operations in March 2004, the Company formerly competed with several companies, including Roche Diagnostics, International Technidyne Corporation (“ITC”) and Medtronic, that manufacture and market point-of-care coagulation and hematology test systems. ITC, in particular, has a large installed base of systems, which it has been selling for over 20 years. Despite the fact that the Company believes that TAS competed favorably with these systems, ITC’s installed base could give it a competitive advantage. Other manufacturers and academic institutions may be conducting research and development with respect to blood testing technologies and other companies may in the future engage in research and development activities regarding products that compete with those of the Company. Many of the companies in the medical technology industry, including those listed above, have substantially greater capital resources, research and development staffs, sales and manufacturing capabilities and manufacturing facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with TAS. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory clearances, manufacturing and marketing, and may therefore represent significant competition for the Company’s products. There can be no assurance that the Company’s competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those of the Company or that would render the Company’s technology and products obsolete or noncompetitive.

PATENTS AND OTHER INTELLECTUAL PROPERTY

The Company historically pursued patent applications to provide protection from competitors. A number of U.S. and corresponding international patents have been issued to the Company covering various aspects of the TAS technology. These patents expire between 2004 and 2013. The value of the Company’s technology will depend in part on its ability to enforce its patents, to preserve its trade secrets and for such technology to be put to use without infringing the proprietary rights of third parties. The Company’s ability to protect its proprietary position could be jeopardized by its current lack of resources and its inability to pursue additional patents or monitor and enforce its rights under existing patents. No assurance can be given that any patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company’s patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. Furthermore, others might have developed or will develop similar products, duplicate the Company’s products or design around the Company’s patents. If any relevant claims of third-party patents are upheld as valid and enforceable, the Company, or an acquiror of the Company, could be prevented from practicing the subject matter claimed in such patents or could be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. Such licenses might not be available or, if available, could be on terms unacceptable to the Company or an acquiror.

The Company also historically relied upon unpatented trade secrets to protect its proprietary technology. In particular, the Company believes that its custom-designed automated test card production line embodies proprietary process technology. Others may independently develop or otherwise acquire equivalent technology or otherwise gain access to the Company’s proprietary technology and the Company might not ultimately be able to protect meaningful rights to such unpatented proprietary technology. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry.

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

The Company received royalty payments under this agreement of $38,366, $43,705 and $24,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

MANUFACTURING

Before ceasing production of products in March 2004, the Company operated its manufacturing facility to assemble TAS analyzers. Vendors provided all molded parts, mechanical components and printed circuit boards. The Company assembled the components and provided final mechanical, electrical and chemistry testing of each analyzer. In addition, the Company operated proprietary automated test card production equipment. This automated production equipment was custom designed by the Company and built to its specifications. The Company believes that this production machinery embodies proprietary process technology.

The FDC Act requires the Company to manufacture its products in registered establishments and in accordance with Good Manufacturing Practice, or GMP, now known as Quality System Regulations, or QSR. The Company is registered as a medical device manufacturer and is subject to periodic inspections by the FDA. In addition, The Company has maintained ISO 9001 certification since 1997.

Most of the raw materials and components used to manufacture the Company’s TAS products are readily available. However, some of these materials are obtained from a sole supplier or a limited group of suppliers. PIOP and some reagents used in the TAS test cards are obtained from single sources. The reliance on sole or limited suppliers and the inability to maintain long-term agreements with suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components and reduced control over pricing, quality and timely delivery. Any interruption in supply could have a material adverse effect on any future production of these products, whether by the Company or any other party acquiring the Company’s assets.

GOVERNMENT REGULATION

FDA

The medical devices previously marketed and manufactured by the Company are subject to extensive regulation by the FDA. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, design control, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things:

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

Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through either a 510(k) notification, the HDE process or the more time-consuming PMA process. All of the Company’s currently FDA-cleared products have qualified for either the 510(k) process or the accelerated HDE process. Commercial distribution of a device for which a 510(k) is required can begin only after the FDA issues an order finding the device to be “substantially equivalent” to a predicate legally marketed medical device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission of a 510(k) application to obtain a 510(k) clearance, but it might take longer. The FDA might determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A request for additional data might require that additional clinical studies of the device’s safety and efficacy be performed. A “not substantially equivalent” determination or a request for additional information could delay the market introduction of new products that fall into this category. For any of the Company’s products that were cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device would require a new 510(k). If the FDA requires the Company or an acquiror to submit a new 510(k) for any modification to the device, the Company or any acquiror might be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

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

Failure of the Company or recipients of the Company’s “investigational use only” products to comply with these requirements could result in enforcement action by the FDA.

Any products formerly manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their facilities and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be designed and manufactured in accordance with QSR regulations which, when the Company was still conducting operations, imposed certain procedural and documentation requirements upon the Company with respect to design, manufacturing and quality assurance activities. The FDA has approved changes to the regulations which will increase and have increased the cost of complying with QSR requirements.

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

Products which the Company has previously exported that do not have premarket clearance in the United States include the LOT test, the ECT test and the modified ECT test. The Company has obtained CPEs for these tests. The Company believes that these products are subject to the 510(k) requirements and, consequently, did not request FDA approval for export. However, there can be no assurance that the FDA would agree with the Company that a 510(k) is needed rather than a PMA. If the FDA disagreed, it could significantly delay and impair the Company’s ability to export these tests, if the Company or an acquiror desired to do so in the future.

FOREIGN REGULATIONS

Sales of the Company’s test products outside the United States are also subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences could affect the efficiency and timeliness of international market introduction of the Company’s products, and there can be no assurance that the Company, if it so desired to do so in the future, would be able to obtain regulatory approvals or clearances for its products in foreign countries. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on sales of the affected products.

In marketing the Company’s products in the member countries of the European Union prior to cessation of operations in March 2004, the Company was required to comply with the European Invitro Diagnostics Directive and to obtain CE Mark certification for the TAS analyzer. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all EU countries. Medical devices may not be sold in EU countries unless they display the CE Mark. All of the applicable Company products formerly marketed in Europe had obtained CE Mark certification. The TAS Analyzer also must and does meet the requirements of the Electromagnetic Capability Directive. In Japan, the Company relies upon its collaborative partner, Tokuyama, to comply with applicable regulations regarding the product listing, manufacture and sale of products in that country. The Company believes that the Company’s products are in compliance with applicable regulations in Japan

CLIA

The Company’s products are also subject to the requirements of the Clinical Laboratory Improvement Act of 1988, or CLIA. The CLIA requires all laboratories, including those performing blood chemistry tests, to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity — “waived”, “moderate complexity” and “high complexity”. The PT, aPTT, HMT, HTT, PRT, LHMT and Enox tests performed by TAS have been categorized by the FDA and the Centers for Disease Control and Prevention as moderate complexity tests. There can be no assurance that these tests will not be recategorized. If such a categorization occurred, future sales of products, if any, could be adversely impacted. Furthermore, there can be no assurance that regulations under and future administrative interpretations of CLIA will not have an adverse impact on the potential market for the Company’s products.

OTHER REGULATIONS

The Company and its products also were subject to a variety of state and local laws and regulations in those states or localities where its products were formerly marketed. Any applicable state or local laws or regulations might hinder the Company’s or others’ ability to market the products in those states or localities. Use of the Company’s products, if any, would also be subject to inspection, quality control, quality assurance, proficiency testing, documentation and safety reporting standards pursuant to the Joint Commission on Accreditation of Healthcare Organizations. Various states and municipalities might also have similar regulations.

REIMBURSEMENT

The Company’s or an acquiror’s ability to commercialize its products successfully in the future may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities (such as the Health Care Financing Administration, or HCFA), which determines Medicare reimbursement levels, private health insurers and other organizations (“Payors”). Payors are increasingly challenging the prices of medical products and services. Payors may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. In addition, under current HCFA regulations, equipment costs generally are not reimbursed separately, but rather are included in a single, fixed-rate, per-patient reimbursement. Also, the trend towards managed healthcare in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, might result in customers demanding lower prices for the Company’s TAS products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on the Company’s or an acquiror’s ability to sell its products in the future.

There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company’s products, or that if available it will not be decreased in the future, or that any reduction in reimbursement amounts will not reduce the demand for or the price of the Company’s products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical procedures using the Company’s tests would have a material adverse effect on any future sale of the products

PRODUCT LIABILITY AND INSURANCE

The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. The Company maintains product liability insurance with coverage of up to $15 million per claim, with an annual aggregate policy limit of $16 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially acceptable terms, or at all. Consequently, product liability claims could have a material adverse effect on the Company’s business prospects and financial condition.

EMPLOYEES

The Company had 58 employees as of December 31, 2003. The Company plans to eliminate its remaining employee workforce at the end of March 2004, except for the chief executive officer and a relatively small team of independent contractors to handle the limited administrative and financial responsibilities pending the outcome of the Aventis litigation.

The Company maintains a $500,000 key man life insurance policy on its chief executive officer. The loss of the service of this officer could have a material adverse effect on the Company’s ability to continue its litigation against Aventis. Any potential resumption of operations of the Company in the future would depend in large part upon its ability to rehire, attract and retain highly skilled technical, management and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company would be successful in attracting and retaining such personnel.

Available Information

Our website address is www.pharmanetics.com. The Company will provide a copy of Form 10K upon the written request of any shareholder. We also make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC’s website is www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.	PROPERTIES

The Company’s office is located at 9401 Globe Center Drive, Suite 140, Morrisville, North Carolina 27560. The Company currently leases and occupies approximately 55,000 square feet of development, production and administration space at this location.

ITEM 3.	LEGAL PROCEEDINGS

On November 4, 2003, the Company filed a lawsuit in the eastern district court of North Carolina against Aventis Pharmaceuticals, Inc., a wholly-owned subsidiary of French pharmaceutical company Aventis. The lawsuit alleges that Aventis has engaged in false and misleading advertising of its drug Lovenox®, which has damaged sales of the Enox test card, a rapid point-of-care test developed in cooperation with Aventis to enhance the way Lovenox is managed in the cardiac community. The Company is seeking injunctive relief against Aventis to prevent the use of false, misleading and deceptive promotional messages in their advertising and sales activities. The Company also is demanding that Aventis promote the need for monitoring as required in Lovenox’s® labeling and as required by the development agreement entered into between the two companies in August 2000. On November 25, 2003, Aventis filed a counterclaim against the Company, alleging: libel and slander; trade libel, product disparagement and injurious falsehood; fraud in the inducement; breach of contract; state statutory unfair competition and unfair and deceptive trade practices; and common law unfair competition. The Company has denied all of these allegations and is aggressively defending against Aventis’ counterclaim. An initial hearing on this matter was held before the court in New Bern, North Carolina on March 22nd through March 24th and the parties are awaiting the court’s response to these proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth information as of March 25, 2004 with respect to all the executive officers of the Company, including their names, ages, positions with the Company and business experience during the last five years.

John P. Funkhouser, age 50, was elected President, Chief Executive Officer and a director of the Company in October 1993. In February 1998, Mr. Funkhouser was appointed Chairman of the Board of Directors of the Company. Mr. Funkhouser served as President and Chief Executive Officer of Coeur Laboratories, Inc., a wholly-owned subsidiary of CVDI, from 1992 until completion of the sale of Coeur in June 1999. Before his employment with Coeur, Mr. Funkhouser was a General Partner with Hillcrest Group, a venture capital firm, and worked for over nine years in managing venture capital portfolio companies. Mr. Funkhouser holds a B.A. from Princeton University and an M.B.A. from the University of Virginia.

Paul T. Storey, age 37, was elected Treasurer and Secretary in February 1998. Since December 1997, Mr. Storey has also served as Director of Finance of the Company. Prior to joining the Company, Mr. Storey was employed for more than eight years at KPMG Peat Marwick LLP, most recently as a senior manager. Mr. Storey is a Certified Public Accountant and holds a B.A. in Accounting from Furman University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)	PRICE RANGE OF COMMON STOCK

The Company’s common stock trades on the Nasdaq SmallCap Market under the symbol “PHAR”. The following sets forth the quarterly high and low closing sales prices of the common stock of the Company for the periods indicated as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2003
First Quarter	$10.35	$6.93
Second Quarter	9.60	5.55
Third Quarter	5.93	3.80
Fourth Quarter	4.99	1.40
Fiscal year ended December 31, 2002
First Quarter	$9.88	$6.50
Second Quarter	8.15	4.96
Third Quarter	6.99	3.50
Fourth Quarter	7.04	4.89

On December 31, 2003, the closing sale price for the common stock as reported on the Nasdaq SmallCap Market was $1.88.

(B)	APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of March 25, 2004, the number of record holders of the company’s common stock was approximately 99, and the Company believes that the number of beneficial owners was approximately 3,500.

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

PHARMANETICS, INC. AND SUBSIDIARIES

Selected Consolidated Financial Data (in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
RESULTS OF OPERATIONS
Net product sales to related party	$5,388	$3,863	$2,895	$3,322	$1,957
Net product sales to third parties	126	227	1,644	947	1,952
Grant/royalty income	38	44	24	46	90
Development income	1,042	587	264	492	100

Total Revenue	6,594	4,721	4,827	4,807	4,099
Operating expenses:
Cost of goods sold	3,922	3,495	4,046	3,590	3,179
General and administrative	4,099	4,899	4,525	3,330	2,715
Sales and marketing	3,453	1,498	1,208	1,051	799
Research and development	3,997	6,008	3,950	3,685	2,777
Write-down of inventory to net realizable value(2)	1,973	—	—	—	—
Impairment of long-lived assets(2)	2,516	—	—	—	—

Total operating expenses	19,960	15,900	13,729	11,656	9,470
Operating loss	(13,366)	(11,179)	(8,902)	(6,849)	(5,371)
Other income (expense), net	5	63	300	515	(43)

Loss from continuing operations	(13,361)	(11,116)	(8,602)	(6,334)	(5,414)
Discontinued operations:
Income from operations	—	—	—	—	18
Loss on disposal	—	—	—	—	(826)

Net and comprehensive loss	(13,361)	(11,116)	(8,602)	(6,334)	(6,222)
Beneficial conversion feature of preferred stock	(3,459)	—	—	(3,004)	—
Preferred stock dividends	(822)	(482)	(566)	(626)	—

Net loss attributable to common shareholders	$(17,642)	$(11,598)	$(9,168)	$(9,964)	$(6,222)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(1.80)	$(1.21)	$(1.03)	$(1.31)	$(0.83)
Weighted average shares outstanding	9,799	9,567	8,877	7,626	7,469
Pro forma amounts assuming SAB 101 was retroactively applied(1):
Net and comprehensive loss attributable to common shareholders	$(17,642)	$(11,598)	$(9,168)	$(9,964)	$(5,926)
Basic and diluted loss attributable to common shareholders per share	$(1.80)	$(1.21)	$(1.03)	$(1.31)	$(0.79)

	As of December 31,
	2003	2002	2001	2000	1999
FINANCIAL CONDITION
Cash and cash equivalents	$8,463	$9,146	$14,883	$5,344	$3,661
Short term investments	282	147	85	3,904	1,500
Total assets	15,267	21,702	27,014	18,314	11,647
Long term debt and capital lease obligations, excluding current portion	617	1,095	66	36	862
Total liabilities	5,760	7,543	3,386	3,632	2,039
Accumulated deficit	(78,855)	(61,214)	(49,616)	(40,448)	(30,484)
Preferred stock	12,851	7,520	7,520	8,102	—
Contingently redeemable common stock	—	—	8,538	—	—
Common shareholders’ equity (deficit)	$(3,344)	$6,638	$7,570	$6,580	$9,608

(1)	In fiscal 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (“SAB 101”). Under this method of accounting, development payments are deferred and recognized into income over the period of the related agreement. The amounts disclosed assume that SAB 101 was retroactively applied to prior years.

(2)	In fiscal 2003, as a result of events in the fourth quarter, the Company recorded write-downs of its inventories and long-lived assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

Prior to ceasing substantially all of its operations in March 2004, PharmaNetics, Inc., through its wholly-owned subsidiary Cardiovascular Diagnostics, Inc. (“CVDI”), had developed, manufactured and marketed rapid turnaround diagnostics to assess blood clot formation and dissolution. The Company’s products are a proprietary analyzer and dry chemistry tests, known as the Thrombolytic Assessment System or TAS that provide, at the point of patient care, rapid and accurate information that can affect therapy. PharmaNetics had also worked to establish itself in the emerging field of theranostics, or rapid near-patient testing, in which the diagnostic results may influence treatment decisions. The Company’s tests can be used in the treatment of angina, heart attack, stroke, deep vein thrombosis and pulmonary and arterial emboli. The TAS technology can be used at the point of patient care which the Company believes provides many potential benefits, including faster results for better treatment of patients, reduced usage of blood products for bleeding complications, quicker patient transfers from costly critical care settings and reduced hospital costs due to less paperwork and personnel time in processing blood samples.

OVERVIEW

The Company has derived income from the following sources: TAS product sales, interest income, and development income recognized in connection with collaboration agreements. Product sales have mainly consisted of the Company’s routine test cards, the PT, aPTT, HMT, HTT, PRT and LHMT tests along with the related controls and analyzers. These products have been distributed under a global distribution agreement with Bayer Diagnostics. In August 1998, the Company signed a five-year global distribution agreement, subject to minimum annual sales, with Chiron Diagnostics, now Bayer Diagnostics, to distribute the products. At that time and under a separate purchase agreement, the Company received an up-front investment of $6 million from Bayer in exchange for 600,000 shares of common stock, all of which were recorded as an increase to stockholder’s equity. Under that agreement, Bayer agreed to purchase minimum quantities of the Company’s products covered by the agreement at pre-determined prices. The prices charged to Bayer were variable depending on purchase volumes. Subsequently, in April 2001, Bayer purchased 1,450,000 shares of common stock at a negotiated price of $12 per share, representing a negotiated premium to market price at that time, for $17.4 million, all of which was recorded as an increase to stockholder’s equity. At that time, this investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9%. In connection with the 2001 investment, the Company entered into an amended distribution agreement with Bayer to replace the previous distribution agreement. Under the terms of the amended agreement, Bayer agreed to purchase, at the same pre-determined prices as in the original distribution agreement, the same products as covered by the original agreement. For these products distributed by Bayer, Bayer would send monthly purchase orders and the Company would transfer ownership of the product to and receive payment from Bayer. As requested by Bayer, and in accordance with Bayer’s pre-determined delivery schedule, upon receipt of the committed purchase order, the Company would produce and transfer the product into Bayer’s segregated warehouse facility at the Company. The Company does not retain any specific performance obligation with respect to product once it has been completed and transferred to the segregated warehouse space. The Company sold this product to Bayer at the pre-determined prices set forth in the amended distribution agreement and Bayer took ownership of and assumed all risk for the inventory upon transfer and then held it for resale. Bayer does not have any right to return unsold product and has no history of requesting return. Assuming full conversion of outstanding preferred stock into common stock, Bayer now owns approximately 17% of our outstanding shares and maintains the right to designate one nominee for election to our board of directors. Currently, no representative from Bayer is a member of our board of directors, although it retains the right to name a designee in the future.

Upon entering the amended distribution agreement with Bayer, the Company expanded its relationship with Bayer to cover collaborative distribution and supply of certain theranostic tests in the United States, principally the Enox test. Under the provisions of the agreement, Bayer was exclusively responsible for receiving the Enox sales order from the hospital, informing the Company of the order, sending an invoice to the hospital and collecting that resulting receivable, thus assuming the credit and collection risk. For these services, Bayer received a commission of 10% of the price of each card. The Enox test inventories are maintained on the Company’s books until shipment and the Company would invoice Bayer for the shipment of Enox tests and record revenue upon shipment of the product to the hospital that placed the order with Bayer, which is when all elements of the Company’s revenue recognition policy have been met. PharmaNetics offers no price concession to Bayer, receives payment therefore directly from Bayer within 30 to 70 days of the invoice date and Bayer’s 10% commission is netted and recorded against the revenue in the financial statements.

In December 2003, the Company announced that, primarily as a result of the Aventis litigation and its impact on the Company’s business and prospects, it is pursuing a variety of strategic alternatives, including the sale of its manufacturing operations. At that time, the Company also announced that, if a willing and able buyer for the operations is not identified, it would terminate its distribution agreement with its distribution partner, Bayer Diagnostics (“Bayer”). As required under the distribution agreement with Bayer, PharmaNetics provided Bayer 90-day notice that it would terminate this agreement effective March 12, 2004. In addition, the Company provided 90-day notice to PDI, the contractor and provider of the Enox sales and technical support teams, that the sales and technical service personnel would be terminated by March 12, 2004. PharmaNetics believes these steps were and are necessary in order to reduce overhead costs and to conserve cash for the license or sale of assets and the intellectual property as well as to finance its lawsuit against Aventis. In conjunction with these actions, the Company recorded an impairment charge of $2.5 million related to its long-lived assets. Since filing the lawsuit, the Company has implemented significant personnel reductions and has engaged Davenport & Company LLC (“Davenport”), an investment banking firm, as its financial advisor. Davenport is currently assisting the Company in pursuing a sale of its manufacturing operations and intellectual property. As of the end of March 2004, no buyer has yet emerged, and the Company has ended its distribution agreement with Bayer and has ceased producing and selling all products. The Company is shifting its corporate strategy from a manufacturing/distribution model to that of a biotech model, whereby revenues are tied to royalty streams from future product sales. The Company is actively seeking a buyer for its operating assets and to sell or license its intellectual property with a significant portion of the potential valuation tied to royalties. In essence, the Company would be receiving royalties on tests developed and would not be responsible for manufacturing and distribution. This does not preclude the Company from initiating future operations related to new products.

The Company’s business strategy evolved towards becoming more focused on theranostics, the development of specialty tests for drugs, some with narrow ranges between over- and under-dosage. Rapid diagnostic capabilities might improve patient care and turnover, and there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company believes that physicians are beginning to see the need for drug management tools. In furtherance of focusing on theranostics, the Company commercially launched its first theranostic test, the Enox test, in January 2003 to detect the anticoagulant effects of enoxaparin sodium, a leading low molecular weight heparin marketed by Aventis. The Company hired contract sales and technical service personnel to work with Aventis’ sales force in promoting the test. However, in November 2003, the Company filed a lawsuit in the eastern district of North Carolina against Aventis. The Company, in cooperation with Aventis, has developed a rapid bedside test, known as the Enox test, that the Company believes enhances the way Lovenox®, a popular anti-blood clotting drug marketed by Aventis, currently is managed. The Company believes the test has the potential to facilitate the drug’s use in patients in the cardiac community who stand to benefit from its use. Aventis collaborated with the Company in a multi-million dollar project in which it made milestone payments to the Company to develop and co-promote the test together with Lovenox for targeted patient populations. The lawsuit alleges that Aventis has engaged in false and misleading advertising of Lovenox, which damaged the Company’s efforts to market and sell the Enox test card. The lawsuit also alleges that Aventis has failed to fulfill its obligation to promote the test and is systematically and falsely advising physicians that the test is not necessary through its claims that Lovenox requires “no monitoring” and is “therapeutic from dose one.” The Company is seeking injunctive relief against Aventis to stop these actions and is demanding that Aventis promote the need for monitoring as required in Lovenox’s labeling and as required by the development agreement entered into between the two companies in August 2000. In addition, the Company terminated the sales and technical support teams provided by PDI, effective March 2004. An initial court hearing for this lawsuit was held on March 22nd through March 24th, 2004. The Company intends to aggressively pursue the lawsuit to enforce its rights, and the Company expects the lawsuit could take a year or more to complete and consume significant time and expense.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company evaluates the estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with the Company’s independent auditors and members of the audit committee. Actual results could differ from these estimates. In addition, as of March 12, 2004, the Company has ended its distribution agreement with Bayer and has ceased producing and selling all products.

The Company believes that the following are some of the more critical judgment areas in the application of accounting policies that affect the Company’s financial condition and results of operations.

REVENUE RECOGNITION

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company’s product sales in 2003 and 2002 were made to the Company’s distributor, Bayer. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to the development agreement with Aventis. The Company is recognizing revenue related to the Aventis development contract, which was entered into in 2000. Previous milestone payments from Aventis, which are non-refundable, remain deferred because even though the Company’s development agreement with Aventis has been terminated, the Company remains under obligation not to develop another test card that would compete with Aventis through November 2006. The Company is recognizing development income from Aventis on a straight-line basis through November 2006.

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

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company assesses its inventory on a periodic basis and recognizes reserves when necessary. The Company recorded a write-down of its inventories of $1,973,000 to reduce them to their net realizable value as of December 31, 2003. In December 2003, the Company notified Bayer of its intention to terminate its distribution agreement in March 2004. Due to the resulting ceasing of sales and production, the Company determined that excess inventories exist at December 31, 2003 that will not be consumed or sold in the ordinary course of business. These excess inventories of raw materials, work in process and finished goods have been written-down to their net realizable values.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment of Disposal of Long-Lived Assets”. FAS 144 requires that long-lived assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is not recoverable when the undiscounted cash flows expected to be generated from the use of the long-lived assets and their eventual disposition are less than their carrying amount. The Company’s fixed assets, patents and other non-current assets are considered long-lived assets. Events occurred in the Company’s 2003 fourth quarter which indicate that the carrying amount of these assets may not be recoverable. In accordance with the provisions of the statement, the Company has performed impairment tests and determined that an impairment of the noted assets is present as of December 31, 2003. This analysis requires the use of judgments and estimates concerning future cash flows and fair values upon disposition of assets. The Company then estimated potential discounted future cash flows related to these assets under four scenarios in conjunction with a third-party valuation that arrived at a fair value. An impairment write-down of $2,516,000 has been taken in the year ended December 31, 2003 and is included in a separate line item in the Company’s Statement of Operations. If the probabilities of the highest and lowest cash flow scenarios were adjusted upward and downward by 10%, the write-down would increase or decrease by $1,060,000 respectively. See Notes 1, 4, 5 and 6 to the consolidated financial statements included in this report.

RESULTS OF OPERATIONS

The Company does not expect to have any operating revenue following the cessation of operations in March 2004 and operating expenses should be significantly reduced to focus almost exclusively on the Aventis litigation and maintaining the Company’s financial reporting obligations.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002. Net product sales for the year ended December 31, 2003 totaled $5.5 million compared to $4.1 million in 2002. The Company’s revenue from Bayer totaled approximately 98% and 94% of total product revenue during 2003 and 2002, respectively. Specialty test card sales in 2003, which included the Enox and ECT tests, totaled $365,000 compared to $223,000 in 2002 as the Enox test was launched in January 2003. Routine test card revenues increased to $3.4 million compared to $2.4 million in 2002 as Bayer increased its test card purchases due to higher demand from its customers. Given higher test card sales, controls revenue, which relates to the quality control products used with the test cards, also increased to $512,000 in 2003 compared to $342,000 in 2002. Analyzer revenues for 2003 decreased slightly to $1.0 million compared to $1.1 million in the prior year.

Development income was $1.0 million for 2003 compared to $587,000 in 2002. All of the development income recognized during both periods related to collaboration payments previously received from Aventis Pharmaceuticals. During 2002, two equal milestone payments totaling $3 million were received from Aventis in August and November. These payments are being recognized straight-line into income over the period of the agreement (through 2006) in accordance with SAB 101. Since the $3 million was received in the latter half of 2002, income was recognized for only part of 2002 but was recognized during all of 2003. License and royalty income was essentially unchanged from the prior year.

Cost of goods sold for the year ended December 31, 2003 was $3.9 million compared to $3.5 million for the same period in 2002. Material and labor costs increased $362,000 associated with higher unit sales of all products. Overhead costs also increased $65,000 compared to 2002. The gross margin improved as increased volumes allowed fixed costs to be spread over more units. In addition, sales of the Enox and HTT/PRT tests increased in 2003 compared to 2002 contributing to improved gross margins because these tests are sold at higher prices than the routine test cards.

General and administrative expenses were $4.1 million for 2003 compared to $4.9 million in 2002. This decrease was due to a $1.1 million non-cash charge in 2002, that did not occur in 2003, for deferred compensation related to extending the termination date of stock options previously granted to a number of employees. In accordance with accounting guidelines, the Company recorded an expense at the modification date, December 2002, for the affected options. This decrease was partially offset by an increase in legal fees of $282,000 mainly related to our litigation with Aventis.

Sales and marketing expenses increased to $3.5 million for 2003 compared to $1.5 million in 2002. This increase was due to higher compensation and travel expenses of approximately $1.7 million in connection with the hiring of a contract sales and technical service force for the launch of the enoxaparin test card beginning in the first quarter of 2003. Depreciation expense also increased $182,000 as new information systems were implemented related to managing sales in the first quarter of 2003.

Research and development expenses decreased to $4.0 million in 2003 from $6.0 million in 2002, mainly due to lower project costs of $1.5 million compared to 2002, chiefly in the Enox, TIM and LHMT test card projects. These projects incurred development and trials expenses in 2002 that were not incurred in 2003 because research and development in these projects had been substantially completed by 2003. In addition, compensation and benefit costs decreased $420,000 as a result of decreased compensation and benefit costs related to corporate downsizing and departmental restructuring during 2003. As of the date of this filing, the Company does not have any on-going research projects.

Other income for 2003 was a net income of $5,000 compared to net income of $63,000 for 2002. This change was principally due to higher interest expense paid in 2003 under the new $1.5 million loan obtained from General Electric Capital in December 2002.

In connection with the events leading up to the Company’s decision to cease operations and production in March 2004, the Company recorded a write-down of its inventories of $1,973,000 to reduce them to their estimated net realizable values as of December 31, 2003. As a result of ceasing production, the Company determined that excess inventories exist at December 31, 2003 that will not be consumed or sold in the ordinary course of business. These excess inventories of raw materials, work in process and finished goods have been written-down to their net realizable values.

In addition, impairment charges of $2,516,000 were recorded related to the Company’s long-lived assets. In accordance with the provisions of FAS 144 and as discussed in its critical accounting policy footnote related to the impairment of long-lived assets, the Company determined that the full carrying amount of its long-lived assets were not recoverable as the cash flows expected to be generated from the use of the long-lived assets and their eventual disposition are less than their carrying amount. The Company then estimated potential discounted future cash flows related to these assets under four scenarios in conjunction with a third-party valuation that arrived at a fair value. If the probabilities of the highest and lowest cash flow scenarios were adjusted upward or downward by 10%, the write-down would increase or decrease by $1,060,000 respectively. The Company does not consider these assets part of a discontinued operation at December 31, 2003 as the assets were not held for sale because the Company continued to produce product in the first quarter of 2004 to meet its obligations under its distribution agreement with Bayer. The inventory and long-lived asset write-downs are included in separate line items in the Company’s Statement of Operations.

For 2003 and 2002, the Company paid a dividend to Series A preferred shareholders by issuing 110,110 and 81,087, respectively, shares of common stock, representing a total of $451,805 and $482,000 in dividends, respectively. The number of common stock dividend shares required to be issued is determined using the average of the closing prices of the common stock as reported on the Nasdaq SmallCap Market over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market price of our stock on the dividend payment date to determine the amount recorded as the dividend for that period. In addition, for 2003, the Company paid dividends to Series B preferred shareholders by issuing 5,554 shares of Series B preferred stock. These shares are convertible into approximately 92,568 shares of common stock. Each quarter, the number of shares of common stock issuable from the Series B preferred stock dividend is multiplied by the closing market price of our common stock on the payment date to determine the amount recorded as the Series B dividend. For 2003, the Series B dividend totaled $370,000. On the date of issuance of the Series B, the effective conversion price of the Series B was at a discount to the price of the common stock into which the Series B is convertible. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, this discount totaled $3,459,000 and was recorded as a preferred stock dividend in the second quarter of 2003. The proceeds of the offering were allocated between preferred stock and warrants issued and the $3.5 million discount was determined by subtracting the effective conversion price of the common stock of $4.95 from the common stock market value of $7.12 the day before the closing and multiplying that number by the number of common shares issuable upon conversion of the preferred stock.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001. Net product sales for the year ended December 31, 2002 decreased to $4.1 million compared to $4.5 million in 2001. The Company’s revenue from Bayer totaled approximately 94% and 64 % of total product revenue during 2002 and 2001, respectively. Specialty test card sales in 2002 totaled $223,000 compared to $1.6 million in 2001. In 2001, the Company recorded specialty card revenue of $1.5 million related to a payment received from AstraZeneca following their communication that they desired to terminate an interim agreement entered into in 2000. AstraZeneca had previously purchased specialty test cards in 2000 to be used in their clinical trials, but exercised their right to terminate the agreement in 2001 by paying an increased price for the test cards previously purchased. The Company had an obligation to supply test cards to Astra through the end of 2001, thus the $1.5 million was recognized into sales over the final three quarters of 2001. Routine test card sales were essentially flat in 2002, totaling $2.4 million compared to $2.3 million in 2001. However, analyzer revenues increased in 2002, totaling $1.1 million compared to $284,000 in 2001 as Bayer purchased additional units to meet customer demands. Controls revenue also increased in 2002 to $342,000 compared to $257,000 in 2001.

Development income totaled $587,000 in 2002 compared to $264,000 in 2001. Development income in both years was derived from a collaboration agreement signed with Aventis Pharmaceuticals during 2000 related to the Company’s enoxaparin test. The milestone payments received in 2002 of $3 million were deferred and are being recognized into income, along with milestone payments previously received, over the remaining life of this agreement of four years in accordance with SAB 101.

The gross profit margin in 2002 was 15% compared to 11% in 2001. Gross margin increased because higher material and labor costs from higher unit sales of analyzers were offset by decreased operational and technical support overhead devoted to producing test cards for sale. As a result of a new accounting software system, production overhead costs in 2002 of approximately $1.1 million have been classified as research and development expense in the statement of operations based on test cards produced and consumed in development activities. Prior to 2002, data was not available from the accounting system to capture or make an estimate of production overhead costs related to research and development activities. Thus, in 2001 all production overhead costs are reported in cost of goods sold.

General and administrative expenses in 2002 increased $375,000 compared to 2001. Expenses related to relocating the Company’s facility decreased compared to 2001 as these costs incurred in 2001 were not incurred in 2002. In addition, the Company incurred expenses related to implementing an ERP system during 2001 that were not incurred during 2002. These decreases totaled $700,000. The decreases were offset by a $1.1 million non-cash charge for deferred compensation related to extending the termination date of stock options previously granted to a number of employees. In accordance with accounting guidelines, the Company recorded an expense at the modification date for the affected options.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had cash and short-term investments of $8.7 million and working capital of $7.1 million, as compared to $9.1 million and $9.5 million, respectively, at December 31, 2002. During 2003, the Company used cash in operating activities of $8.3 million. The operating use of cash was principally due to funding the net operating loss of the Company. Payables and accrued expenses at the end of 2003 were lower compared to 2002 which resulted in a cash outflow. Larger costs for fixed assets, inventory and clinical trials were incurred and included in payables and accrued expenses at the end of 2002 compared to 2003. Deferred revenue decreased during 2003 due to amortization of the Aventis up-front milestone payments into income, which is reflected as a use of cash. No cash inflows from development agreements occurred during 2003.

Net cash used in investing activities was $604,000 in 2003. Net cash provided by investing activities was $1.4 million in 2002. In 2003, the Company expended $397,000 for new production machinery and for computer equipment and $107,000 related to patents. Short-term investments increased $130,000 during the year.

Cash provided by financing activities was $8.3 million in 2003 as compared to $1.8 million in 2002. Cash provided by financing activities was mainly attributable to the completion of a private placement of 95,800 shares of Series B convertible redeemable preferred stock in May 2003. See a discussion of the terms of the Series B preferred stock in “Note 11 Convertible Redeemable Preferred Stock” of the Notes to the Consolidated Financial Statements. In 2003, the Company paid down its long-term debt to General Electric and its capital leases by $446,000, leaving a total of $1,132,000 in total debt and capital leases due thereunder on December 31, 2003.

The Company has sustained continuing operating losses in 2003 and had an accumulated deficit of $78.9 million as of December 31, 2003. In December 2003, the Company announced that, due to continued legal action against Aventis and the impact of that litigation on the Company’s operations and prospects, it is seeking strategic alternatives, including the sale of its manufacturing operations. The Company also announced that, if a willing and able buyer for the operations is not identified, it would terminate its distribution agreement with Bayer. PharmaNetics notified Bayer that it would terminate this agreement effective March 12, 2004. As of the end of March 2004, no buyer has yet emerged and the Company has ended its distribution agreement with Bayer and has ceased producing and selling all products. The Company is continuing its search for a buyer and intends to continue seeking a buyer during 2004.

The Company intends to pursue the lawsuit with Aventis with its existing funds which total $7,270,000 as of February 29, 2004. During March 2004, the Company repaid the entire amount of its outstanding note payable with General Electric using $976,000 of cash. The Company plans to eliminate capital and operating leases for office equipment by expending approximately $200,000. In addition, the Company has terminated substantially all of its employees during the first quarter of 2004, resulting in severance costs of approximately $592,000. The Company will continue to lease its building in 2004, resulting in anticipated expense in the last nine months of 2004 of approximately $297,000. The Company believes it has sufficient resources to fund its limited on-going operating costs and the litigation with Aventis through the anticipated trial date, which is expected to occur between the first and third quarters of 2005. Pending the outcome of the litigation, presently the Company does not expect to need nor does it intend to seek additional sources of financing.

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations under notes payable, capital and operating lease agreements and other obligations for years subsequent to 2003. Future payments as of December 31, 2003 are as follows:

	2004	2005-2006	2007-2008	After 2008	Total
Notes payable*	581,363	627,425	—	—	1,208,788
Capital leases**	19,521	26,028	—	—	45,549
Operating leases***	384,751	748,803	753,843	879,378	2,766,775
Other contractual obligations****	75,375	—	—	—	75,375

Total payments	$1,061,010	$1,402,256	$753,843	$879,378	$4,096,487

*	The contractual obligation for principal and interest related to the loan with General Electric, totaling $1.2 million as of December 31, 2003. This loan was repaid in full in March 2004.

**	Relates to lease expense for office equipment. The Company intends to eliminate the capital lease during 2004 at an estimated cost of $50,000.

***	These commitments are associated with operating leases. Payments due reflect future rent expense for the building and equipment. The Company intends to seek a sub-lease for the building and to eliminate the equipment operating leases at an estimated cost of $150,000.

****	Relates to inventory purchase commitments remaining as of the end of March 2004.

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

In November 2002, the FASB approved FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 31, 2002. The Company has adopted the disclosure provisions of this interpretation and it did not have a material impact on the consolidated financial statements.

In January 2003, the FASB approved FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This statement is effective no later than the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the consolidated financial statements.

FACTORS THAT MIGHT AFFECT FUTURE RESULTS

A number of uncertainties exist that might affect the Company’s future operating results and stock price. There can be no assurance that the Company will be successful in its lawsuit against Aventis or that it will find a buyer for any of its assets. Other risks include: market acceptance of TAS; the Company’s continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; competition within the diagnostic testing industry and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company’s quarterly operating results as well as other factors which may be unrelated to the Company’s performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company’s common stock. Securities of issuers having relatively limited capitalization are particularly susceptible to volatility based on short-term trading strategies of certain investors.

In addition, in November 2003, the Company filed a lawsuit in the eastern district of North Carolina against Aventis. The lawsuit alleges that Aventis has engaged in false and misleading advertising of Lovenox, which damaged the Company’s efforts to market and sell the Enox test card. The lawsuit also alleges that Aventis has failed to fulfill its obligation to promote the test and is systematically and falsely advising physicians that the test is not necessary through its claims that Lovenox requires “no monitoring” and is “therapeutic from dose one.” The Company is seeking injunctive relief against Aventis to stop these actions and is demanding that Aventis promote the need for monitoring as required in Lovenox’s labeling and as required by the development agreement entered into between the two companies in August 2000. An initial court hearing for this lawsuit was held on March 22nd through March 24th, 2004. The Company intends to aggressively pursue the lawsuit to enforce its rights, and the Company expects the lawsuit could take a year or more to complete and consume significant time and expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company’s exposure to market risk for changes in interest rates relates primarily to any investments the Company may hold at various times and also related to its long-term debt. When investing, the Company’s purchases consist of highly liquid investments with maturities at the date of purchase between three and twelve months, thus, due to the short-term nature of such investments and the Company’s usual intention to hold these investments until maturity, the impact of interest rate changes would not have a material impact on the Company’s results of operations. In addition, all of the Company’s long-term debt obligations are at fixed interest rates. Given the fixed rate nature of the debt, the impact of interest rate changes also would not have a material impact on the Company’s results of operations. During 2004, the Company has repaid its outstanding note payable with General Electric.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures: Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) Internal Control Over Financial Reporting: No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers of the Company” located at the end of Part I of this Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Board of Directors has determined that John Pirotte is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

The Board of Directors has adopted a code of conduct that applies to all of our directors and employees, including for our Chief Executive Officer, Chief Financial Officer and Controller, or persons performing similar functions. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of our code of conduct and code of ethics, please send your written request to PharmaNetics, Inc., 9401 Globe Center Drive, Suite 140, Morrisville, NC 27560, Attn: Chief Executive Officer.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information - Principal Shareholders” and “Other Information – Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has determined that its only related transactions are with Bayer. The information required by Item 13 of Form 10-K related to Bayer’s ownership in the Company is incorporated by reference to the information under the heading “Other Information - Principal Shareholders” in the Proxy Statement. In addition, see information related to sales to Bayer under the heading “Sales, Marketing and Distribution” in Item 1 of this Form 10-K and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Report of the Audit Committee” and “– Fees Paid to the Independent Auditors” in the Proxy Statement.

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

(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

On October 23, 2003, the Company reported that the Company and Bayer had reached an agreement to extend the term of their global distribution agreement to December 31, 2004.

On November 4, 2003, the Company issued a press release announcing the initiation of litigation by the Company against Aventis Pharmaceuticals and announcing its operating and financial results for its third quarter ended September 30, 2003.

On December 15, 2003, the Company issued a press release announcing it was seeking strategic alternatives, including the sale of company operations.

(c) Exhibits

Exhibit Number	Description

3.3(a)	Bylaws.

3.4(f)	Amended and Restated Articles of Incorporation filed with the North Carolina Secretary of State on February 24, 2000

3.5(i)	Amended and Restated Articles of Incorporation filed with the North Carolina Secretary of State on April 30, 2003

4.1(a)	Form of Common Stock certificate.

5.1(j)	Opinion of Wyrick Robbins Yates and Ponton LLP.

10.2(a)*	License Agreement with Tokuyama Soda Company, Ltd., dated October 6, 1988.

10.3(a)	Form of International Distributor Agreement.

10.4(a)*	Purchasing Agreement with VHA Inc., dated April 1,1995

10.8(a)	1994 Stock Plan, as amended.

10.9(a)	1995 Stock Plan, as amended.

10.10(a)*	License Agreement with Duke University, dated January 22, 1993.

10.18(b)*	Amendment Agreement, dated December 14, 1995, to License Agreement with Tokuyama Soda Company, Ltd.

10.20(d)*	Patent Sublicense Agreement, dated December 1, 1996, with Knoll AG.

10.21(d)	Development Agreement, dated August 21, 1996, with Bayer Corporation.

10.22(e)*	Distribution Agreement with Chiron Diagnostics Corporation dated August 28, 1998

10.23(e)	Common Stock Purchase Agreement with Chiron Diagnostics Corporation dated August 28, 1998

10.24(f)	Series A Preferred Stock and Warrant Purchase Agreement dated February 24, 2000

10.25(f)	Form of Warrant between the Company and the Series A Investors dated February 25, 2000

10.26(g)	Lease Agreement dated July 27, 2000 relating to 9401 Globe Center Drive, as amended by the First Lease Amendment dated September 25, 2000.

10.27(h)	Common Stock Purchase Agreement between the Registrant and Bayer Corporation dated April 23, 2001

10.28(h)	Amended and Restated Distribution Agreement between Registrant and Bayer Corporation dated April 23, 2001

10.29(i)	Series B Stock Purchase and Warrant Agreement dated April 30, 2003

10.30(i)	Form of Warrant between the Company and the Series B Investors dated May 1, 2003

10.31(i)	Registration Rights Agreement among PharmaNetics Inc. and Series B Investors dated May 1, 2003

10.32(i)	Shareholder’s Agreement among PharmaNetics Inc. and certain Series B shareholders dated May 1, 2003

10.33(i)	Amendment No. 1 dated April 29, 2003 to the Common Stock Purchase Agreement with the Bayer Corporation dated April 23, 2001

10.34(k)	Collaborative Development Agreement dated August 30, 2000 with Aventis Pharmaceuticals Products, Inc.

10.35(k)	Promissory Note issued effective on December 10, 2002 by Cardiovascular Diagnostics, Inc. to General Electric Capital Corporation

10.36(k)	Master Security Agreement dated November 20, 2002, as amended, between Cardiovascular Diagnostics, Inc. and General Electric Capital Corporation

10.37(k)	Corporate Guaranty given by PharmaNetics Inc. to General Electric Capital Corporation dated December 10, 2002

10.38(k)	Change of Control Agreement with John Funkhouser dated October 10, 1997

10.39(k)	Employment Agreement with James A. McGowan dated May 3, 2000

10.40(k)	Transitional Employment Agreement with James A. McGowan dated July 4, 2003

10.41**	Amendment No. 1 to Amended and Restated Distribution Agreement, dated October 23, 2003, by and between the Company and Bayer Corporation.

21.1(a)	List of Subsidiaries

23.1	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes/Oxley Act of 2002.

*	Confidential treatment granted.

**	Confidential treatment requested

(a)	Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-98078) initially filed October 12, 1995, as amended.

(b)	Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(c)	Not used

(d)	Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(e)	Incorporated herein by reference to the identically-numbered exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-66017) as filed with the SEC on October 22, 1998.

(f)	Incorporated by reference to the identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed March 1, 2000.

(g)	Incorporated by reference to the identically-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(h)	Incorporated by reference to the identically-numbered exhibit to the Registrant’s Current Report on Form 8-K filed April 27, 2001.

(i)	Incorporated by reference to the identically-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(j)	Not used

(k)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Amendment No. 1 to Registration Statement No. 333-106087 filed on July 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004	PHARMANETICS, INC.

	By:	/s/ John P. Funkhouser

John P. Funkhouser President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. FUNKHOUSER John P. Funkhouser	President, Chief Executive Officer and Chairman (Principal Executive Officer)	April 14, 2004

/s/ PAUL T. STOREY Paul T. Storey	Chief Financial Officer	April 14, 2004

/s/ JOHN K. PIROTTE John K. Pirotte	Director	April 14, 2004

/s/ STEPHEN R. PUCKETT Stephen R. Puckett	Director	April 14, 2004

/s/ JAMES B. FARINHOLT, JR. James B. Farinholt, Jr.	Director	April 14, 2004

/s/ RICHARD M. JOHNSTON Richard M. Johnston	Director	April 14, 2004

PHARMANETICS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of PharmaNetics, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PharmaNetics, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has ceased production and operations to conserve cash for the license and sale of assets and intellectual property as well as to finance its legal proceedings. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

April 13, 2004

PHARMANETICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,463,193	$9,146,466
Account receivable from related party	498,372	542,705
Other receivables, net of allowance for doubtful accounts of $1,995	53,988	111,758

Total receivables	552,360	654,463
Inventories, net	567,391	2,453,442
Other current assets	622,464	503,348

Total current assets	10,205,408	12,757,719
Property and equipment, net	4,656,227	8,292,059
Patents and intellectual property, net	402,559	580,054
Other noncurrent assets	3,259	71,801

Total assets	$15,267,453	$21,701,633

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$799,894	$1,276,762
Accrued expenses	537,742	461,000
Deferred revenue, current portion	1,226,487	1,089,362
Current portion of long-term debt	498,909	461,565
Current portion of capital lease obligations	15,381	20,462

Total current liabilities	3,078,413	3,309,151

Deferred revenue, less current portion	2,064,551	3,138,913
Long-term debt, less current portion	594,056	1,055,837
Capital lease obligations, less current portion	23,159	39,190

Total noncurrent liabilities	2,681,766	4,233,940

Total liabilities	5,760,179	7,543,091

Commitments and contingencies (Note 10)
Series A convertible redeemable preferred stock, no par value; authorized 120,000 shares; 65,500 and 90,500 shares issued and outstanding at December 31, 2003 and 2002 (aggregate liquidation value at December 31, 2003 of $6,550,000)	5,442,873	7,520,446
Series B convertible redeemable preferred stock, no par value; authorized 130,000 shares; 101,354 shares issued and outstanding at December 31, 2003 (aggregate liquidation value at December 31, 2003 of $10,135,400)	7,408,480	—
Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; 10,021,556 and 9,630,872 issued and outstanding at December 31, 2003 and 2002, respectively	75,511,015	67,851,649
Accumulated deficit	(78,855,094)	(61,213,553)

Total shareholders’ equity	(3,344,079)	6,638,096

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$15,267,453	$21,701,633

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue:
Net product sales to related party	$5,387,542	$3,862,694	$2,895,902
Net product sales to third parties	125,984	227,749	1,642,940
Grant/royalty income	38,366	43,705	24,000
Development income	1,042,219	587,478	263,833

Total revenue	6,594,111	4,721,626	4,826,675

Operating expenses:
Cost of sales	3,922,420	3,495,581	4,046,329
General and administrative	4,098,818	4,898,934	4,524,361
Sales and marketing	3,452,667	1,498,508	1,207,939
Research and development	3,997,333	6,007,750	3,950,289
Write-down of inventories	1,972,801	—	—
Impairment of long-lived assets	2,516,170	—	—

Total operating expenses	19,960,209	15,900,773	13,728,918

Operating loss	(13,366,098)	(11,179,147)	(8,902,243)

Other income (expense):
Interest expense	(130,603)	(18,413)	(72,194)
Interest income	85,780	122,699	421,486
Other income (expense)	49,802	(41,191)	(48,588)

Other income, net	4,979	63,095	300,704

Net and comprehensive loss	(13,361,119)	(11,116,052)	(8,601,539)
Amortization of beneficial conversion feature of convertible preferred stock	(3,458,781)	—	—
Preferred stock dividends	(821,641)	(481,589)	(566,210)

Net loss attributable to common shareholders	$(17,641,541)	$(11,597,641)	$(9,167,749)

Basic and diluted net loss attributable to common shareholders	$(1.80)	$(1.21)	$(1.03)

Weighted average number of outstanding common shares	9,798,813	9,566,843	8,877,270

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2003, 2002 and 2001

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balances at December 31, 2000	7,851,225	$47,027,959	$(40,448,163)	$6,579,796
Conversions of preferred stock to common stock	70,000	581,722	—	581,722
Stock options exercised	79,965	314,441	—	314,441
Common stock issued	1,450,000	17,359,464	—	17,359,464
Issuance of stock dividends	69,604	566,210	(566,210)	—
Common stock repurchases	(35,500)	(126,360)	—	(126,360)
Reclassification to contingently redeemable common stock	—	(8,537,500)	—	(8,537,500)
Net loss for the year ended December 31, 2001	—	—	(8,601,539)	(8,601,539)

Balances at December 31, 2001	9,485,294	57,185,936	(49,615,912)	7,570,024
Stock options exercised	82,791	402,611	—	402,611
Issuance of stock dividends	81,087	481,589	(481,589)	—
Common stock repurchases	(18,300)	(102,897)	—	(102,897)
Unearned compensation related to common stock options	—	1,346,910	—	1,346,910
Reclassification from contingently redeemable common stock	—	8,537,500	—	8,537,500
Net loss for the year ended December 31, 2002	—	—	(11,116,052)	(11,116,052)

Balances at December 31, 2002	9,630,872	67,851,649	(61,213,553)	6,638,096
Stock options exercised	30,574	54,916	—	54,916
Issuance of common stock dividends on Series A	110,110	451,805	(451,805)	—
Issuance of preferred stock dividends on Series B	—	—	(369,836)	(369,836)
Issuance of warrants in connection with Series B offering	—	1,616,289	—	1,616,289
Conversions of preferred stock to common stock	250,000	2,077,575	—	2,077,575
Amortization of beneficial conversion feature	—	3,458,781	(3,458,781)	—
Net loss for the year ended December 31, 2003	—	—	(13,361,119)	(13,361,119)

Balances at December 31, 2003	10,021,556	$75,511,015	$(78,855,094)	$(3,344,079)

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(13,361,119)	$(11,116,052)	$(8,601,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,777,997	1,506,565	1,301,912
Amortization of intangible assets	116,033	148,073	203,951
Loss on impairment of long-lived assets	2,516,170	—	—
Amortization of discount on investments, net	—	—	(30,877)
(Gain) loss on trading investments	(35,373)	44,096	8,120
Noncash compensation	—	1,346,910	—
Write-offs of patent costs	59,317	—	—
Provision for inventory obsolescence	218,894	96,605	84,574
Write-down of inventory to net realizable value	1,972,801	—	—
(Gain) loss on disposal of fixed assets	24,839	6,070	61,121
Change in operating assets and liabilities:
Receivables	102,103	(192,068)	(161,322)
Inventories	(305,646)	(326,806)	(1,021,832)
Other assets	(92,155)	(197,787)	81,173
Accounts payable and accrued expenses	(400,126)	133,266	(198,586)
Deferred revenue	(937,237)	2,395,379	704,027

Net cash used in operating activities	(8,343,502)	(6,155,749)	(7,569,278)

Cash flows from investing activities:
Purchases of property and equipment	(396,999)	(1,161,674)	(3,314,221)
Costs incurred to obtain patents and other intangibles	(107,029)	(100,513)	(87,398)
Purchases of trading investments	(130,045)	(106,250)	(93,000)
Proceeds from sales/maturities of investments	30,000	—	3,935,000

Net cash provided by (used in) investing activities	(604,073)	(1,368,437)	440,381

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(445,549)	(24,151)	(879,808)
Proceeds from issuance of long-term debt	—	1,512,500	—
Proceeds from exercise of stock options	54,916	402,611	314,441
Proceeds from issuance of common stock	—	—	17,359,464
Repurchase of common stock	—	(102,897)	(126,360)
Proceeds from issuance of Series B preferred stock, net	8,654,935	—	—

Net cash provided by financing activities	8,264,302	1,788,063	16,667,737
Net increase (decrease) in cash and cash equivalents	(683,273)	(5,736,123)	9,538,840
Cash and cash equivalents at beginning of year	9,146,466	14,882,589	5,343,749

Cash and cash equivalents at end of year	$8,463,193	$9,146,466	$14,882,589

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$122,006	$18,413	$72,194

Cash paid during the year for income taxes	$0	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

PHARMANETICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

PharmaNetics, Inc. (the “Company”) is a holding company incorporated in July 1998 as the parent company of Cardiovascular Diagnostics, Inc. (“CVDI”). CVDI was incorporated in November 1985 and is a developer, manufacturer and marketer of coagulation analyzers and rapid diagnostic tests to dose, manage and screen patients on drugs affecting coagulation. The Company develops tests based on its proprietary dry chemistry diagnostic test system, known as the Thrombolytic Assessment System (“TAS”), to provide rapid and accurate evaluation of coagulation at the point of patient care. Cardiovascular Diagnostics Europe, BV (“CDE”) is a wholly-owned Dutch company that distributed the Company’s products in Europe until March 1997 when it ceased operations.

In December 2003, the Company announced that, as a result primarily of the litigation with Aventis Pharmaceuticals (see Note 18) and its impact on the Company’s business and prospects, it is seeking a variety of strategic alternatives, including the sale of its manufacturing operations. At that time, the Company also announced that, if a willing and able buyer for the operations is not identified, it would terminate its distribution agreement with its distribution partner, Bayer Diagnostics (“Bayer”). As required under the distribution agreement with Bayer, PharmaNetics provided Bayer 90-day notice that it would terminate this agreement effective March 12, 2004. In addition, the Company provided 90-day notice to PDI, the contractor and provider of the Enox sales and technical support teams, that the sales and technical service personnel would be terminated by March 12, 2004. PharmaNetics believes these steps were and are necessary in order to reduce overhead costs and to conserve cash for the license and sale of assets and the intellectual property as well as to finance its lawsuit against Aventis. Since filing the lawsuit, the Company has implemented personnel reductions and has engaged Davenport & Company LLC (“Davenport”), an investment banking firm, as its financial advisor. Davenport is currently assisting the Company in pursuing a sale of its manufacturing operations and intellectual property. As of the end of March 2004, no buyer has emerged and the Company has ended its distribution agreement with Bayer and has ceased producing and selling all products. The Company is shifting its corporate strategy from a manufacturing/distribution model to that of a biotech model, whereby revenues are tied to royalty streams from future product sales. The Company is actively seeking a buyer for its operating assets and to sell or license its intellectual property with a significant portion of the potential valuation tied to royalties. In essence, the Company would be receiving royalties on tests developed and would not be responsible for manufacturing and distribution. This does not preclude the Company from initiating future operations related to new products.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the prior year financial statements to conform them to the current presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company assesses its inventory on a periodic basis and recognizes reserves for obsolescence when necessary. Incoming freight costs are included within cost of sales.

During 2003, the Company recorded a write-down of inventories to reduce them to their estimated net realizable values. See Note 3.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment of Disposal of Long-Lived Assets”. FAS 144 requires that long-lived assets be tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is not recoverable when the undiscounted cash flows expected to be generated from the use of the long-lived assets and their eventual disposition are less than their carrying amount. The Company’s fixed assets, patents and other non-current assets are considered long-lived assets.

As discussed above, events occurred in the Company’s 2003 fourth quarter which indicate that the carrying amount of these assets may not be recoverable. In accordance with the provisions of FAS 144, the Company has performed impairment tests and determined that an impairment of the noted assets is present as of December 31, 2003. This analysis requires the use of judgments and estimates concerning future cash flows and fair values upon disposition of assets. The Company then estimated potential discounted future cash flows related to these assets under four scenarios in conjunction with a third-party valuation that arrived at a fair value. An impairment write-down of $2,516,000 has been taken in the year ended December 31, 2003 and is included in a separate line item in the Company’s Statement of Operations. If the probabilities of the highest and lowest cash flow scenarios were adjusted upward and downward by 10%, the write-down would increase or decrease by $1,060,000 respectively. See further discussion in Notes 4, 5 and 6.

REVENUE AND INCOME RECOGNITION POLICIES

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

WARRANTIES

Warranty accruals are assessed on a quarterly and annual basis for adequacy. Actual product warranty costs incurred are reviewed and increases to warranty reserves are made if levels of costs are above expectation. The Company has not experienced material warranty costs in the current or prior periods.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NET LOSS PER COMMON SHARE

Basic net loss per common share attributable to common shareholders excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common shareholders is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. The Company’s basic and diluted net loss attributable to common shareholders for the years ended December 31, 2003, 2002 and 2001 is the same because, for loss periods, the inclusion of potential common shares would be antidilutive. Options currently outstanding that could be dilutive in the future are summarized in Note 13.

STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock plans. Accordingly, in each period, the Company has used the intrinsic-value method to record stock based employee compensation. No compensation expense has been recognized for stock options granted to employees with an exercise price equal to or above the trading price per share of the Company’s common stock on the grant date. Pro forma compensation cost for the Company’s plans if the grants had been based on the fair value at the grant dates consistent with SFAS No. 123 is summarized below.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation–An Interpretation of APB 25”. This interpretation clarifies: the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in business combinations. During 2002, the Company recorded a non-cash expense of $1.3 million for deferred compensation related to extending by five years the termination date of options previously granted to a number of employees. In accordance with accounting guidelines, an expense was recorded at the modification date for the affected options by multiplying the number of options by the difference in the market price of the Company’s common stock on the date of the extension and the strike price of each option. This extension of the contractual life results in a one-time charge based on the options being fully vested and variable accounting will not be required in future periods.

On December 31, 2002, the FASB issued FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation”. FAS 148 requires new disclosures including an accounting policy footnote that includes: the method of accounting for stock options; total stock compensation cost that is recognized in the income statement and would have been recognized had FAS 123 been adopted for recognition purposes as of its effective date; and pro forma net income and earnings per share (where applicable) that would have been reported had FAS 123 been adopted for recognition purposes as of its effective date. These disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. The Company has not implemented the voluntary change to the fair value based method of accounting for stock-based compensation. The Company implemented the disclosure provisions of SFAS No. 148 beginning with the December 31, 2002 consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For purposes of the proforma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the estimated fair value of equity instruments is amortized to expense over their respective vesting periods. The following assumptions were used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	0%	0%	0%
Volatility	87%	86%-88%	133%
Risk free interest rate	2.6%	3%-4.5%	4.5%-5%
Expected life of options	6 years	6 years	6 years

For 2003, 2002 and 2001, the following table summarizes the net loss and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

	2003	2002	2001
Net loss attributable to common shareholders, as reported	$(17,641,541)	$(11,597,641)	$(9,167,749)
Net loss per basic and diluted share, as reported	$(1.80)	$(1.21)	$(1.03)
Stock based compensation, as reported	$—	(1,346,910)	—
Stock based compensation based on fair value method	$(1,180,790)	$(1,443,975)	$(1,193,849)
Pro forma net loss using fair value method	$(18,822,331)	$(11,694,706)	$(10,361,598)
Pro forma net loss per basic and diluted share	$(1.92)	$(1.22)	$(1.17)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The estimated values of the Company’s debt is provided in Note 9.

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

COMPREHENSIVE INCOME (LOSS)

The Company calculates and discloses comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 requires the Company to display an amount representing comprehensive income (loss) for all reporting periods in the financial statements. Comprehensive income (loss) must be displayed with the same prominence as other financial statements. There were no items of other comprehensive income (loss) for the years ended December 31, 2003, 2002 or 2001.

CASH FLOW INFORMATION

A supplemental schedule of non-cash financing activities during the three years ended December 31, 2003 is as follows:

	2003	2002	2001
Acquisition of assets through capital leases	$—	$—	$71,790
Dividends on convertible preferred stock	821,641	481,589	566,210
Conversion of Series A Preferred Stock into common stock	2,077,575	—	581,722
Purchases of property, plant and equipment in accounts payable at year end	—	140,462	55,750
Amortization of beneficial conversion feature of Series B Preferred Stock	3,458,781	—	—

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.	INVESTMENTS

Included in other current assets at December 31, 2003 and 2002 are trading investments of $282,452 and $147,034, respectively consisting of marketable equity securities related to the Company’s Supplemental Executive Retirement Plan. The related liability as of December 31, 2003 and 2002, included within accrued expenses, is $104,724 and $53,053, respectively.

3.	INVENTORIES

Inventories at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Raw materials	$2,012,903	$1,869,012
Work in progress	134,621	280,480
Finished goods	571,174	378,950
Less: reserve	(178,506)	(75,000)
Less: write-down to net realizable value	(1,972,801)	—

	$567,391	$2,453,442

The Company decided in December 2003 to cease production in March 2004. Accordingly, at December 31, 2003 the Company recorded a write-down of $1,972,801 to reduce its inventory from standard cost to its estimated realizable value. Inventories remaining at December 31, 2003 were used in production in the first quarter of 2004.

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Machinery and equipment	$5,121,563	$7,696,387
Leasehold improvements, furniture and fixtures	2,302,311	3,377,585
IT equipment	1,114,019	1,328,173
Construction in progress	510,976	1,316,494
Equipment under capital lease	48,548	92,653

	9,097,417	13,811,292
Less accumulated depreciation and amortization	4,441,190	5,519,233

	$4,656,227	$8,292,059

Accumulated amortization of equipment under capital lease at December 31, 2003 and 2002 was $38,288 and $38,418, respectively.

As of December 31, 2003, impairment charges of $2,229,995 were recorded related to the Company’s fixed assets (Note 1). In accordance with the provisions of FAS 144, the Company determined that the carrying amount of all its fixed assets may not be recoverable as the cash flows expected to be generated from the use of these assets and their eventual disposition could be less than their carrying amount. The Company then estimated potential future cash flows related to these assets under four scenarios in conjunction with a third-party valuation that arrived at a fair value.

The Company has assessed the remaining estimated life of its leasehold improvements, furniture and fixtures. Due to events in the Company’s fourth quarter (Note 1), the estimated useful lives of the leasehold improvements have been reduced from ten years to two years. The estimated lives of the furniture and fixtures has been reduced from seven years to two years. These changes in lives will be recognized prospectively.

5.	PATENTS AND INTELLECTUAL PROPERTY

Patents and intellectual property at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Patents	$629,531	$807,864
Intellectual property	145,280	197,446

	774,811	1,005,310
Less accumulated amortization	372,252	425,256

	$402,559	$580,054

During 2003, 2002 and 2001, the Company recognized $36,594, $71,122, and $73,802, respectively, of amortization related to these assets.

As of December 31, 2003, impairment charges of $193,913 were recorded related to the Company’s patents and intellectual property (Note 1). In accordance with the provisions of FAS 144, the Company determined that the carrying amount of these assets may not be recoverable as the undiscounted cash flows expected to be generated from the use of these assets and their eventual disposition could be less than their carrying amount. The Company then estimated potential discounted future cash flows related to these assets under four scenarios in conjunction with a third-party valuation that arrived at a fair value.

6.	OTHER NONCURRENT ASSETS

Other noncurrent assets relate to equipment produced by the Company and used by prospective customers to evaluate the Company’s products. As of December 31, 2003, impairment charges of $92,262 were recorded related to the Company’s other noncurrent assets (Note 1). In accordance with the provisions of FAS 144, the Company determined that the carrying amount of these assets may not be recoverable as the undiscounted cash flows expected to be generated from the use of these assets and their eventual disposition could be less than their carrying amount. The Company then estimated potential discounted future cash flows related to these assets under four scenarios in conjunction with a third-party valuation that arrived at a fair value.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	2003	2002
Accrued compensation, benefits and severances	$308,336	$250,871
Accrued clinical liabilities	20,417	105,867
Accrued professional fees	86,557	38,813
Accrued taxes	110,543	52,128
Other	11,889	13,321

	$537,742	$461,000

In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded severances totaling $130,000 which are recorded in general and administrative expenses in the Company’s Statement of Operations. The total amount of severance expense expected to be incurred during 2004 is approximately $525,000.

8.	DEVELOPMENT INCOME AND DEFERRED REVENUE

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 101. During 2003, 2002 and 2001, the Company received payments as part of collaboration agreements with other entities and recognized $1,042,219, $587,478, and $263,833, respectively, of development income related to these agreements. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. At December 31, 2003, total payments received but deferred to future periods aggregated $3,291,038. Previous milestone payments from Aventis remain deferred because even though the Company’s development agreement with Aventis has been terminated, the Company remains under obligation not to develop another test card that would compete with Aventis through November 2006. The Company is recognizing development income from Aventis straight-line through 2006.

9.	LONG-TERM DEBT

Long-term debt as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Notes payable	$1,092,965	$1,517,402
Current portion of notes payable	498,909	461,565

Notes payable, excluding current portion	$594,056	$1,055,837

In December 2002, the Company received a loan of $1.5 million from GE Capital to fund capital expenditures. The loan has an interest rate of 9.5%, is collateralized by existing fixed assets with original costs totaling approximately $9.9 million and includes certain covenants related to, among other things, maintenance of the collateral, but did not contain financial covenants.

The Company repaid its outstanding debt with GE Capital in March 2004. After this repayment, remaining notes payable aggregate $7,553.

The fair value of the debt at December 31, 2003 is estimated by discounting the future cash flows using current rates that would be offered to the Company for similar debt issues. The fair values of long-term debt at December 31, 2003 and 2002 were approximately $1,093,000 and $1,517,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, the Company leases its current facility under an operating lease agreement that contains an escalation rent clause tied to a pricing index and that extends until 2011. In addition, the Company leases certain equipment under various capital and operating lease agreements. Rent expense related to operating leases totaled $436,495, $418,553, and $511,541 for the years ended December 31, 2003, 2002 and 2001, respectively.

10.	COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments as of December 31, 2003 are as follows:

	Capital Leases	Operating Leases
2004	$19,521	$384,751
2005	19,521	383,971
2006	6,507	364,832
2007	—	375,191
2008	—	378,652
Thereafter	—	879,378

Total minimum lease payments	45,549	$2,766,775

Imputed interest	(7,009)

Present value of minimum lease payments	38,540
Less current maturities	(15,381)

Long-term capital lease obligations	$23,159

In addition, the Company has contractual commitments to purchase $75,000 of raw material inventory as of March 2004.

11.	CONVERTIBLE REDEEMABLE PREFERRED STOCK

SERIES A

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock (“Series A”), resulting in net proceeds to the Company of $11,220,000. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value as computed by using the Black-Scholes pricing model. The Series A has a dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. The number of common stock dividend shares to be issued at each quarterly dividend date are determined using the average of the closing prices of the common stock on the Nasdaq SmallCap Market over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market value of PharmaNetics common stock on the payment date to determine the amount recorded as the dividend in the financial statements. For the year ended December 31, 2003, the Series A dividend was paid by issuing 110,110 shares of common stock and was recorded at the fair value of the common stock on the quarterly dividend payment dates.

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

Of the 120,000 shares originally issued in 2000, 54,500 of the shares have been converted into common stock since that date. Thus, at December 31, 2003, the outstanding Series A shares remaining total 65,500.

SERIES B

During May 2003, the Company completed a private placement of 95,800 shares of Series B convertible redeemable preferred stock (“Series B”), resulting in net proceeds to the Company of approximately $8,700,000. The Company also issued five-year warrants, exercisable beginning November 1, 2003, to acquire 542,865 shares of common stock at $7.20 per share. Approximately $1,616,000 of the net proceeds was allocated to the warrants based on their relative fair value as computed using the Black-Scholes pricing model. The Series B has a dividend of 8.5% payable for the first nine quarters in additional shares of Series B preferred stock and then quarterly in cash or in shares of common stock at the option of the Company. The number of

11.	CONVERTIBLE REDEEMABLE PREFERRED STOCK (continued)

preferred stock dividend shares to be paid for each full quarterly period will equal 2.125% of the Series B shares outstanding on each dividend date. Any shares of common stock issued in payment of dividends after September 2005 will be valued at 90% of the volume weighted average of the closing prices of the common stock over the 30 days prior to any given quarterly dividend date, as reported on Nasdaq. For the year ended December 31, 2003, the Series B dividend was paid by issuing 5,554 shares of Series B preferred stock. These shares are convertible into approximately 92,569 shares of common stock, which number is multiplied by the closing market value of PharmaNetics stock on the quarterly dividend payment dates to determine the amount recorded as the Series B dividend.

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

12.	RELATED PARTY TRANSACTIONS

In April 2001, Bayer Diagnostics, the Company’s distributor, purchased 1,450,000 shares of common stock of the Company at $12 per share for $17.4 million. This investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9%. At that time, the Company and Bayer entered into an amended distribution agreement to replace the previous distribution agreement between the parties entered into during 1998. Prior to March 12, 2004, Bayer marketed and distributed the Company’s routine tests worldwide and the Company’s enoxaparin test in countries other than the United States. See Note 1 – Business for information concerning the Company’s current relationship with Bayer.

13.	STOCK OPTIONS

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

13.	STOCK OPTIONS (continued)

A summary of the status of the Company’s Plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates, including the weighted average exercise price (WAEP) is presented below:

	2003		2002		2001
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding at beginning of year	1,536,634	$6.21	1,387,167	$6.12	1,311,898	$5.63
Granted	25,000	$5.95	273,015	$6.56	236,992	$8.46
Exercised	(30,574)	$1.80	(82,791)	$4.86	(82,223)	$5.36
Forfeited	(420,991)	$9.19	(40,757)	$8.04	(79,500)	$5.83

Outstanding at end of year	1,110,069	$5.20	1,536,634	$6.21	1,387,167	$6.12

Options exerciseable at year-end	850,747	$4.70	907,890	$5.12	854,300	$4.55

The weighted average fair value per share of options granted during the years ended December 31, 2003, 2002 and 2001 was $4.38, $4.88 and $7.71, respectively.

The following table summarizes information about the Plans’ stock options, including the weighted average remaining contractual life (Life), at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Life	WAEP	Number	WAEP
$0.79	261,786	5.4 years	$0.79	261,786	$0.79
$3.75-$5.00	188,597	2.9 years	$4.70	188,597	$4.70
$5.25-$5.95	81,250	6.0 years	$5.43	81,250	$5.43
$6.00-$6.67	365,955	7.2 years	$6.28	174,931	$6.18
$7.00-$9.87	170,481	7.5 years	$8.33	110,933	$8.63
$10.00-$15.06	42,000	6.7 years	$12.30	33,250	$12.72

	1,110,069			850,747

14.	SIGNIFICANT CUSTOMERS AND RELATED PARTY

During the years ended December 31, 2003, 2002 and 2001 there were sales to customers that exceeded 10% of net consolidated sales. Sales to these customers were:

	2003	2002	2001
Bayer Diagnostics	$5,387,542	$3,862,694	$2,859,130
AstraZeneca	—	160,000	1,500,000

As of December 31, 2003 and 2002, there were outstanding receivables from the Company’s distributor, Bayer Diagnostics, that exceeded 10% of total trade receivables. Receivables from this customer as a percentage of total trade receivables were 90% in 2003 and 96% in 2002.

As of March 12, 2004, the Company has ended its distribution agreement with Bayer Diagnostics.

The Company generated revenue from sales to different geographic areas during 2003, 2002 and 2001 as follows:

	2003	2002	2001
United States	$5,513,526	$3,930,443	$3,038,842
Sweden	—	160,000	1,500,000

Total sales	$5,513,526	$4,090,443	$4,538,842

15.	CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash in accounts with federally insured depository institutions (up to $100,000). At December 31, 2003 the Company had a majority of its cash and cash equivalents in one financial institution. Concentrations of credit risk with respect to trade receivables exist due to the Company’s small customer base. Periodic credit evaluations of customers’ financial condition are performed and generally no collateral is required. The Company establishes reserves for expected credit losses and such historical losses, in the aggregate, have not exceeded management’s expectations.

16.	LICENSE AGREEMENTS

The Company entered into a license agreement with Tokuyama Soda Company, Ltd. (“TS”), as amended in December 1995, pursuant to which the Company granted TS exclusive rights to manufacture and sell PT and aPTT tests and analyzers in certain Asian countries. The Company received royalty payments under this agreement of $38,366, $43,705, and $24,000 during the years ended December 31 2003, 2002 and 2001, respectively.

17.	INCOME TAXES

The Company has not incurred income tax expense for the years ended December 31, 2003, 2002 and 2001. A reconciliation of expected income tax at the statutory U.S. federal rate of 34% with the actual income tax expense for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Expected income tax benefit at federal statutory rate	$(4,542,780)	$(3,779,457)	$(2,923,015)
State tax provision (benefit)	(545,039)	(440,877)	(397,096)
Other	473,540	16,240	669
Research and development credit	(216,664)	(156,107)	(47,057)
Change in valuation allowance	4,830,943	4,360,201	3,366,499

Net income tax provision	$—	$—	$—

The components of the net deferred tax assets and net deferred tax liabilities as of December 31, 2003 and 2002 were as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$22,344,000	$19,071,000
Research and development credits	876,000	659,000
Foreign tax credits	35,000	35,000
Accrued expenses	1,000	34,000
Alternative minimum tax credits	9,000	9,000
Deferred revenue	1,269,000	1,630,000
Inventory reserve	830,000	29,000
Other	289,000	257,000

Total gross deferred tax assets	25,653,000	21,724,000
Valuation allowance	(25,523,000)	(20,692,000)

Net deferred tax assets	130,000	1,032,000
Deferred tax liabilities:
Patents	75,000	179,000
Investment adjustment	484,000	484,000
Fixed assets	(429,000)	369,000

Total gross deferred tax liabilities	130,000	1,032,000

Net deferred taxes	$—	$—

At December 31, 2003 and 2002, the Company had approximately $58,318,000 and $49,828,000, respectively, of combined federal net operating losses. These losses expire in varying amounts beginning in 2004 if not utilized. At December 31, 2003 and

17.	INCOME TAXES (continued)

2002 for state income tax purposes, the Company had net operating loss carryforwards of approximately $55,253,000 and $46,373,000, respectively. These carryforwards expire in varying amounts beginning in 2008 if not utilized. To the extent that a previously owned subsidiary’s net operating losses incurred through 1994 (approximately $2,000,000 at December 31, 2003) are utilized in the future, the benefit will reduce the excess cost over fair value of net assets acquired. The 2003 and 2002 valuation allowance includes an allowance against net operating losses generated by tax only deductions for stock options for approximately $140,000, for which the benefit will go directly to shareholders’ equity. Due to the Company’s history of operating losses and uncertainty regarding its ability to generate taxable income in the future, management has determined that a valuation allowance equal to the amount of net deferred tax assets is required at December 31, 2003 and 2002. As a result of changes in ownership in prior years, as defined by Internal Revenue Code Section 382, the utilization of a previously owned subsidiary’s loss carryforwards generated through December 31, 1993 and the Company’s consolidated loss carryforwards generated through January 1994 will be subject to an annual limitation of approximately $175,000 and $482,000, respectively. An additional change in ownership occurred in 1995 in connection with the Company’s initial public offering which subjects the loss carryforwards generated during the period from January 1994 to December 1995 to an incremental annual limitation of approximately $1,954,000 per year.

18.	LEGAL PROCEEDINGS

On November 4, 2003, the Company filed a lawsuit in the eastern district court of North Carolina against Aventis Pharmaceuticals, Inc., a wholly-owned subsidiary of French pharmaceutical company Aventis. The lawsuit alleges that Aventis has engaged in false and misleading advertising of its drug Lovenox®, which has damaged sales of the Enox test card, a rapid point-of-care test developed in cooperation with Aventis to enhance the way Lovenox is managed in the cardiac community. The Company is seeking injunctive relief against Aventis to prevent the use of false, misleading and deceptive promotional messages in their advertising and sales activities. The Company also is demanding that Aventis promote the need for monitoring as required in Lovenox’s® labeling and as required by the development agreement entered into between the two companies in August 2000. On November 25, 2003, Aventis filed a counterclaim against the Company, alleging libel and slander; trade libel, product disparagement and injurious falsehood; fraud in the inducement; breach of contract; state statutory unfair competition and unfair and deceptive trade practices; and common law unfair competition. The Company has denied all of these allegations and is aggressively defending against Aventis’ counterclaim. An initial hearing on this matter was held before the court in New Bern, North Carolina on March 22nd through March 24th and the parties are awaiting the court’s response to these proceedings.

19.	SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents a summary of operations for the quarters of 2003 and 2002:

	2003
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Total revenues	$1,423,000	$1,915,000		$1,641,000	$1,615,000
Gross profit	479,000	665,000		424,000	23,000
Operating expenses	3,736,000	4,054,000		3,659,000	8,511,000	(a)
Net loss before preferred stock charges	(2,344,000)	(2,126,000)		(1,987,000)	(6,904,000	)(a)
Net loss attributable to common shareholders	(2,467,000)	(5,830,000	)(b)	(2,271,000)	(7,074,000	)(a)
Net loss attributable to common shareholders per common share	$(0.25)	$(0.60	)(b)	$(0.23)	$(0.72	)(a)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$1,057,000	$937,000	$1,307,000	$1,421,000
Gross profit	37,000	77,000	254,000	227,000
Operating expenses	3,354,000	3,272,000	3,486,000	5,789,000	(c)
Net loss before preferred stock charges	(2,255,000)	(2,323,000)	(2,185,000)	(4,353,000	)(c)
Net loss attributable to common shareholders	(2,381,000)	(2,426,000)	(2,293,000)	(4,498,000)
Net loss attributable to common shareholders per common share	$(0.25)	$(0.25)	$(0.24)	$(0.47)

19.	SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(a)	Includes $4.5 million in write-downs of inventory and long-lived assets

(b)	Includes $3.5 million beneficial conversion feature charge related to issuance of Series B preferred stock

(c)	Includes $1.3 million non-cash compensation expense related to stock-based compensation

20.	SUBSEQUENT EVENTS

On January 16, 2004, the Company announced that it had engaged Davenport & Company LLC, an investment banking firm, as its financial advisor to assist the Company in pursuing a potential sale of its manufacturing operations and routine test business as well as review other strategic alternatives.

PHARMANETICS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Charge to Costs and Expenses	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2003
Deducted from asset accounts:
Accounts Receivable Reserves (a)	$1,995	$—	$—		$1,995

Inventory Reserves (b)	$75,000	$218,894	$115,388	(e)	$178,506

Added to liability accounts:
Warranty Reserves (c)	$10,000	$—	$7,843	(d)	$2,157

YEAR ENDED DECEMBER 31, 2002
Deducted from asset accounts:
Accounts Receivable Reserve (a)	$1,995	$—	$—	(f)	$1,995

Inventory Reserves (b)	$75,000	$96,605	$96,605	(e)	$75,000

Added liability accounts:
Warranty Reserves (c)	$2,638	$16,008	$8,646	(d)	$10,000

YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:
Accounts Receivable Reserve (a)	$4,339	$—	$2,344	(f)	$1,995

Inventory Reserves (b)	$125,000	$84,574	$134,574	(e)	$75,000

Added liability accounts:
Warranty Reserves (c)	$4,043	$—	$1,405	(d)	$2,638

(a)	Represents an allowance for both product returns and doubtful accounts. Activity represents doubtful accounts only. Revenues have been reduced directly for product returns.

(b)	Represents an allowance for excess and aging inventory and lower of cost or market adjustments.

(c)	Represents an allowance for estimated costs to be incurred under warranty obligations.

(d)	Represents reduction in warranty reserves and costs incurred to fulfill warranty claims.

(e)	Represents inventory items written down to lower of cost or market.

(f)	Represents uncollectible accounts written off.

S-1