Form 10-Q
period 2004-06-30
PHARMANETICS INC
filed 2004-08-16
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2004
Common Stock, no par value	10,247,022

PHARMANETICS, INC.

PHARMANETICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,604	$8,463
Accounts receivable from related party	25	498
Other receivables, net of allowance for doubtful accounts of $21 and $2, respectively	2	54
Inventories	—	567
Other current assets	379	623

Total current assets	5,010	10,205

Property and equipment, net	4,046	4,656
Patents and intellectual property, net	377	403
Other noncurrent assets	3	3

Total assets	$9,436	$15,267

Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable	$241	$800
Accrued expenses	274	538
Deferred revenue, current portion	1,042	1,226
Current portion of long term debt and capital lease obligations	21	514

Total current liabilities	1,578	3,078

Noncurrent liabilities:
Deferred revenue, less current portion	1,476	2,065
Long-term debt and capital lease obligations, less current portion	13	617

Total noncurrent liabilities	1,490	2,682

Total liabilities	3,068	5,760

Series A convertible redeemable preferred stock, no par value; authorized 120,000 shares; 64,500 and 65,500 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (aggregate liquidation value at June 30, 2004 of $6,450,000)	5,360	5,443

Series B convertible redeemable preferred stock, no par value; authorized 130,000 shares; 105,708 and 101,354 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (aggregate liquidation value at June 30, 2004 of $10,571,011)	7,512	7,408

Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; 10,247,022 and 10,021,556 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	75,784	75,511
Accumulated deficit	(82,287)	(78,855)

Total shareholders’ equity	(6,503)	(3,344)

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$9,436	$15,267

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30 2004	June 30 2003	June 30 2004	June 30 2003
Revenues
Net product sales to related party	$—	$1,626	$1,688	$2,772
Net product sales to third parties	4	8	180	24
Grant/royalty income	29	20	29	20
Development income	261	261	521	521

Total revenues	294	1,915	2,418	3,337

Operating expenses:
Cost of goods sold	2	969	1,109	1,652
General and administrative	1,033	944	3,423	2,006
Sales and marketing	—	911	396	1,638
Research and development	—	1,230	374	2,493
Write-down of inventories	—	—	378	—

Total operating expenses	1,035	4,054	5,680	7,789

Operating loss	(741)	(2,139)	(3,262)	(4,452)

Other income (expense);
Interest income	11	26	28	37
Interest expense	(1)	(34)	(26)	(71)
Other income (expense)	11	21	105	16

Total other income (expense)	21	13	107	(18)

Net and comprehensive loss	(720)	(2,126)	(3,155)	(4,470)

Dividends on preferred stock	91	245	276	368
Amortization of beneficial conversion feature on Series B convertible redeemable preferred stock	—	3,459	—	3,459

Net loss applicable to common shareholders	$(811)	$(5,830)	$(3,431)	$(8,297)

Basic and diluted net loss per common share	$(0.08)	$(0.60)	$(0.34)	$(0.85)

Average weighted common shares outstanding	10,087,373	9,780,278	10,054,749	9,741,072

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(3,155)	$(4,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	615	893
Amortization of intangible and other assets	79	64
Loss (gain) on trading securities	(3)	(14)
Bad debt expense	19	—
Provision for inventory obsolescence	—	132
Write-down of inventory to net realizable value	378	—
Change in operating assets and liabilities:
Accounts receivable	505	(32)
Inventories	189	(862)
Other assets	142	5
Accounts payable and accrued expenses	(823)	(665)
Deferred revenue	(773)	(492)

Net cash used in operating activities	(2,825)	(5,441)

Cash flows from investing activities:
Payments for purchase of property and equipment	(10)	(189)
Disposal of property and equipment	5	—
Costs incurred to obtain patents and intangibles	(6)	(55)

Proceeds from sale of investment	57	—
Net cash used in investing activities	46	(244)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,097)	(198)
Proceeds from issuance of Series B convertible redeemable preferred stock, net of offering costs	—	8,742

Proceeds from common stock options exercised	17	37

Net cash (used in) provided by financing activities	(1,080)	8,581

Net (decrease) increase in cash and cash equivalents	(3,859)	2,896
Cash and cash equivalents at beginning of period	8,463	9,146

Cash and cash equivalents at end of period	$4,604	$12,042

Supplemental disclosure of noncash investing and financing activities:
Series A preferred stock dividends paid with common shares	$173	$235
Series B preferred stock dividends paid with preferred shares	103	133
Conversion of Series A Preferred Stock into common stock	83	—

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

In December 2003, the Company announced that, as a result primarily of the dispute and litigation with Aventis Pharmaceuticals and its impact on the Company’s business and prospects, it was seeking a variety of strategic alternatives, including the sale of its manufacturing operations. In March 2004, because a willing and able buyer for the Company’s operations had not by then been identified, the Company terminated its distribution agreement with its distribution partner, Bayer Diagnostics (“Bayer”). In addition, the Company terminated the sales and technical service personnel formerly engaged by the Company through PDI, the contractor and provider of the Enox sales and technical support teams. Since filing the lawsuit, the Company has implemented and completed significant personnel reductions and has engaged Davenport & Company LLC (“Davenport”), an investment banking firm, as its financial advisor. Davenport is currently assisting the Company in pursuing a sale of its manufacturing operations and intellectual property. The Company believes these steps were necessary to conserve cash and position the Company for the proposed license or sale of its assets and intellectual property as well as to finance its lawsuit against Aventis. The Company is shifting its corporate strategy from a manufacturing/distribution model to that of a biotech model, whereby revenues, if any, would be tied to royalty streams from any future product sales. The Company is actively seeking a buyer for its operating assets and to sell or license its intellectual property with a significant portion of the potential valuation tied to royalties. In essence, if successful in implementing this new strategy, under such a potential arrangement the Company would be in a position to receive royalties on tests developed and would not be responsible for manufacturing and distribution.

The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Because the Company has ceased operations, the results for this interim period, in particular, are not necessarily indicative of the results for future interim periods.

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

Note 3. Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4. Inventory

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$1,495	$2,013
Work in process	—	135
Finished goods	134	571
Reserve	(1,629)	(2,152)

	$—	$567

As a result of ceasing operations, the Company recorded a write-down in the quarter ended March 31, 2004 to reduce its inventories from standard cost to its estimated net realizable value.

Note 5. Property and Equipment

Property and equipment costs are capitalized and are depreciated using the straigtht-line method over their estimated useful lives. In accordance with SFAS 144, the Company ceased depreciation of the property and equipment as of April 1, 2004 based on the Company holding these assets for sale.

Note 6. Patents and Intellectual Property

Patents and intellectual property costs are capitalized and are amortized using the straight-line method over their estimated useful lives. In accordance with SFAS 144, the Company ceased amortization of the patents and intellectual property as of April 1, 2004 based on the Company holding these assets for sale.

Note 7. Loss Per Common Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company’s quarters and year-to-date periods ended June 30, 2004 and 2003, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. The number of potential common shares (represented by shares issuable upon the exercise or conversion of outstanding options, warrants and convertible preferred stock) as of June 30, 2004 and 2003 totaled 3,769,908 and 4,702,198, respectively.

Note 8. Preferred Stock

Series A Convertible Redeemable Preferred Stock

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock (“Series A”), resulting in net proceeds to the Company of $11,220,000. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value as computed by using the Black-Scholes pricing model. The Series A has an annual dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. The number of common stock dividend shares to be issued at each quarterly dividend date are determined using the average of the closing prices (or average of the closing bid or sales prices, whichever is applicable, in the case shares are traded over the counter) of the common stock on the Company’s principal trading market over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market value of PharmaNetics common stock on the payment date to determine the amount recorded as the dividend in the financial statements. For the quarter ended June 30, 2004, the Series A dividend was paid by issuing 152,777 shares of common stock and was recorded at the fair value of the common stock on the dividend payment date of June 30.

Each share of the Series A is convertible into ten shares of common stock. The number of common shares reserved for conversion of Series A preferred stock and exercise of warrants held by Series A investors, including the related dividends, is approximately 1,281,000. The Series A is convertible at the option of the holder at any time or may be redeemed at the option of the Company at any time.

The holders of the Series A have a liquidation preference of $100 per preferred share (totaling $6,450,000) plus any accrued but unpaid dividends then held, such amounts subject to certain adjustments. The liquidation preference is payable, in preference to the common stock, upon a change in control of the Company, thus the Series A is carried in the mezzanine section of the balance sheet. The holders also have the right to vote together with the common stock on an as-if-converted basis.

Series B Convertible Redeemable Preferred Stock

During May 2003, the Company completed a private placement of 95,800 shares of Series B convertible redeemable preferred stock (“Series B”), resulting in net proceeds to the Company of approximately

$8,700,000. The Company also issued five-year warrants to acquire 542,865 shares of common stock at $7.20 per share. Approximately $1,671,000 of the net proceeds was allocated to the warrants based on their relative fair value as computed using the Black-Scholes pricing model. The Series B has an annual dividend of 8.5% payable quarterly for the first nine quarters in additional shares of Series B preferred stock and thereafter quarterly in cash or in shares of common stock at the option of the Company. The number of preferred stock dividend shares to be paid for each full quarterly period will equal 2.125% of the Series B shares outstanding on each dividend date. Any shares of common stock issued in payment of dividends after September 2005 will be valued at 90% of the volume weighted average of the closing prices of the common stock over the 30 days prior to any given quarterly dividend date, as reported on the principal trading market on which the Company’s common stock is traded. For the quarter ended June 30, 2004, the Series B dividend was paid by issuing 2,200 shares of Series B preferred stock. These shares are convertible into approximately 36,660 shares of common stock, which number is multiplied by the closing market price of PharmaNetics stock on the dividend payment date of June 30, 2004 to determine the amount recorded for accounting purposes as the Series B dividend.

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

The holders of the Series B have the right to require the Company to redeem all or any outstanding Series B preferred upon a change of control event, as defined. Pari passu with the Series A holders, Series B holders have a liquidation preference equal to the greater of (i) an amount per share that holders would have received if all shares of the Series B preferred had been converted into common stock immediately prior to a liquidation event or (ii) $100 per preferred share (totaling $10,571,011) plus any accrued but unpaid dividends then held, such amounts subject to customary adjustments. The liquidation preference is payable upon a liquidating event, including a change in control of the Company, thus the Series B is carried in the mezzanine section of the balance sheet. The holders also have the right to vote together with the common stock with each share of Series B entitled to approximately 14.04 votes.

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

Note 9. Related Party Transactions

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

Note 10. Accrued Expenses

At June 30, 2004 and December 31, 2003, the Company had accrued $0 and $130,000 respectively, related to severance payments to employees terminated as a result of the Company ceasing operations. This amount is included within accrued expenses.

Note 11. Debt

During the quarter ended March 31, 2004, the Company paid the remaining balance of its outstanding equipment loan from General Electric (GE). Total debt and capital lease paydown, including repaying the remainder of the GE debt, totaled $1.1 million during the first quarter.

Note 12. Development Income and Deferred Revenue

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 104. Under SAB 104, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. Historically, the Company has received payments as part of collaboration agreements with other entities. Revenue recognized related to collaboration agreements for the quarters ended June 30, 2004 and 2003 were $261,000. At June 30, 2004, total payments received but deferred to future periods was $2,518,000. These amounts will be amortized through 2006.

Note 13. Significant Customers and Related Party

During the quarters ended June 30, 2004 and 2003, the Company had sales to Bayer totaling $0 and $1,626,000 respectively, representing 0% and 99% of total product revenues for the respective periods. At June 30, 2004 and December 31, 2003, outstanding receivables from that customer totaled 53% and 90%, respectively, of total receivables.

Note 14. Stock Based Compensation

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

For purposes of the proforma disclosures required for the quarter ended June 30, 2004, 20,000 stock option grants were made in the second quarter of 2004, consisting of the annual grant of options to non-employee Board members. For the three months and six months ended June 30, 2004, the following table summarizes the net loss and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net loss attributable to common shareholders, as reported	$(720,000)	$(3,155,000)	$(5,830,185)	$(8,297,230)
Net loss per basic and diluted share, as reported	$(0.08)	$(0.31)	$(0.60)	$(0.85)
Stock based compensation based on fair value method	$(5,230)	$(5,230)	$(394,873)	$(680,969)
Pro forma net loss using fair value method	$(725,230)	$(3,160,230)	$(6,225,059)	$(8,978,199)
Pro forma net loss per basic and diluted share	$(0.07)	$(0.31)	$(0.64)	$(0.92)

Note 15. Legal Proceedings

In November 2003, the Company filed a lawsuit in the United States District Court of the Eastern District of North Carolina against Aventis Pharmaceuticals, Inc., the wholly-owned subsidiary of French pharmaceutical company, Aventis. The lawsuit alleges that Aventis has engaged in false and misleading advertising of its second largest drug, Lovenox®, which has damaged the Company’s sales of its Enox test card, a rapid point-of-care test developed in cooperation with Aventis to enhance the way Lovenox is managed in the cardiac community. In addition to claims of false advertising, the Company’s complaint includes allegations of tortious interference, fraud and breach of contract. As part of the lawsuit, the Company requested that the court enter a preliminary injunction against Aventis to prevent Aventis from falsely advertising Lovenox.

In March 2004, the court held a hearing on the Company’s motion for a preliminary injunction against Aventis. In April 2004, the court issued an order denying the Company’s request for a preliminary injunction, but in denying the Company’s motion, the court made a judicial determination that two of Aventis’ advertising claims regarding Lovenox were “literally false.” First, the court found that Aventis’ claim that Lovenox “reaches therapeutic levels with 1/2 hour” of administration to be literally false. Second, the court found literally false Aventis’ claim that Lovenox was “therapeutic from dose one.” Although the court did not grant the Company’s request for a preliminary injunction, one of the reasons cited by the court for not enjoining these false advertising messages was that Aventis has discontinued using these false statements in its advertising. In particular, after the Company filed its false advertising lawsuit against Aventis in November 2003, almost immediately thereafter Aventis withdrew these statements from its advertising of Lovenox.

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

Note 16. Recent Accounting Pronouncements

In April 2004, the Emerging Issuance Task Force issued a census on EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128.” The EITF significantly expanded the notion of participation rights from previous practice. Issue 03-6 does not focus on a security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends (e.g., debt covenants or state law considerations on the payment of dividends). All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, should be considered for inclusion in the computation of basic earnings per share using the two-class method. The Company currently does not anticipate this standard to have a significant impact on its financial statements.

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

The Company hired contract sales and technical service personnel to work with Aventis’ sales force in promoting the Enox test. However, in November 2003, the Company filed a lawsuit in the eastern district of North Carolina against Aventis. The Company, in cooperation with Aventis, had developed a rapid bedside test, known as the Enox test, which the Company believes enhances the way Lovenox®, a popular anti-blood clotting drug marketed by Aventis, currently is managed. The Company believes the test has the potential to facilitate the drug’s use in patients in the cardiac community who stand to benefit from its use. Aventis collaborated with the Company in a multi-million dollar project in which it made milestone payments to the Company to develop and co-promote the test together with Lovenox for targeted patient populations. See Note 15 “Legal Proceedings” in the Notes to the Consolidated Financial Statements in this report for more information on the Aventis litigation. The Company intends to aggressively pursue the lawsuit to enforce its rights, and the Company expects the lawsuit could take a year or more to complete and consume significant time and expense.

In December 2003, the Company announced that, primarily as a result of the Aventis litigation and its impact on the Company’s business and prospects, it is pursuing a variety of strategic alternatives, including the sale of its manufacturing operations. In March 2004, because a willing and able buyer for the Company’s operations had not by then been identified, the Company terminated its distribution agreement with its distribution partner, Bayer Diagnostics (“Bayer”). In addition, the Company terminated the sales and technical service personnel formerly engaged by the Company through PDI, the contractor and provider of the Enox sales and technical support teams. Since filing the lawsuit, the Company has implemented and completed significant personnel reductions and has engaged Davenport & Company LLC (“Davenport”), an investment banking firm, as its financial advisor. Davenport is currently assisting the Company in pursuing a sale of its manufacturing operations and intellectual property. The Company believes these steps were necessary to conserve cash and position the Company for the proposed license or sale of its assets and intellectual property as well as to finance its lawsuit against Aventis. The Company is shifting its corporate strategy from a manufacturing/distribution model to that of a biotech model, whereby revenues, if any, would be tied to royalty streams from any future product sales. The Company is actively seeking a buyer for its operating assets and to sell or license its intellectual property with a significant portion of the potential valuation tied to royalties. In essence, if successful in implementing this new strategy, under such a potential arrangement, the Company would be in a position to receive royalties on tests developed and would not be responsible for manufacturing and distribution.

By the end of June 2004, the Company has ceased developing, producing and selling all of its products and has terminated substantially all of its employees except its chief executive officer, who is being retained to manage the litigation against Aventis until it is completed or settled and to continue to seek a buyer of the Company’s operations, manufacturing assets and intellectual property. We have engaged a firm, on an outsourced basis, to handle certain of our remaining administrative and accounting functions.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company evaluates the estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discusses financial events, policies, and issues with the Company’s independent auditors and members of the audit committee. Actual results could differ from these estimates.

The Company believes that the following are some of the more critical judgment areas in the application of accounting policies that affect the Company’s financial condition and results of operations.

Revenue Recognition

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company’s product sales in the quarter ended June 30, 2003 were made to the Company’s distributor, Bayer. The Company’s distribution agreement with Bayer was terminated in March 2004, thereby resulting in substantially no revenues in the quarter ended June 30, 2004. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104). SAB 104 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to the development agreement with Aventis. The Company is recognizing revenue related to the Aventis development contract, which was entered into in 2000. Previous milestone payments from Aventis, which are non-refundable, remain deferred because even though the Company’s development agreement with Aventis has been terminated, the Company remains under obligation not to develop another test card that would compete with Aventis through November 2006. The Company is recognizing development income from Aventis on a straight-line basis through November 2006.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company assesses its inventory on a periodic basis and recognizes reserves when necessary. As a result of the Company’s cessation of operations and the termination of its distribution agreement with Bayer in March 2004, the Company determined that excess inventories existed at March 31, 2004 that will not be consumed or sold in the ordinary course of business. The Company recorded a write-down of its inventories of $378,000 in the quarter ended March 31, 2004 to reduce them to their net realizable value of zero. There were no inventory write downs in the quarter ended June 30, 2004, because the net realizable value of the inventory has already been reduced to zero.

Results of Operations

The Company had virtually no operating revenue in the three months ended June 30, 2004 and does not expect to have any significant operating revenue following the cessation of operations in March 2004. During the three months ended June 30, 2004, operating expenses were significantly reduced, primarily because such expenses were focused almost exclusively on the Aventis litigation, potential sale of assets and maintaining the Company’s financial reporting obligations. The Company expects operating expenses will continue to be focused almost exclusively on these items for the foreseeable future.

Assets Held for Sale

The Company holds its property and equipment and patents and intellectual property as held for sale as of April, 2004. In accordance with SFAS 144, the Company records its assets at the lower of its carrying amount or fair value less cost to sell and does not depreciate or amortize the assets while it is classified as held for sale.

Three Months Ended June 30, 2004 vs. June 30, 2003

Net product sales for the quarter ended June 30, 2004 were $4,000 compared to $1,634,000 in the same period in 2003. Sales to Bayer represented none of the Company’s product sales in the quarter ended June 30, 2004 and 99% of the Company’s product sales in the quarter ended June 30, 2003. The decrease in sales is attributable to the Company’s termination of its distribution agreement with its sole distribution partner, Bayer, in March 2004 and the Company’s cessation of operations in connection therewith.

Development income was $261,000 in the quarters ended June 30, 2004 and 2003. All of the development income recognized in these quarters relates to collaboration payments previously received from Aventis Pharmaceuticals in 2000, 2001 and 2002. The Company is recognizing these payments into income over the period of the agreement in accordance with SAB 104.

Cost of goods sold for the quarter ended June 30, 2004 was $2,000 compared to $969,000 in the comparable period in 2003. The decrease is attributable to the Company’s cessation of operations in March 2004, including in particular the decrease in personnel costs as a result of workforce reductions effected in connection therewith.

General and administrative expenses were $1,033,000 in the second quarter of 2004 compared to $944,000 for the comparable period in 2003. These expenses were higher due to increased legal expenses, principally related to the Company’s litigation with Aventis, partially offset by decreased compensation and severance expense related workforce reductions that were completed and recognized in the first quarter of 2004. In addition, depreciation expense decreased to $0 in the second quarter of 2004 compared to the same period in 2003 because fixed assets and patents are being held for sale during the 2004 period. Sales and marketing expenses were $0 in the second quarter of 2004 compared to $911,000 in the same period in 2003. The decrease is attributable the Company’s cessation of operations in March 2004 and the resulting termination of the Company’s contract sales and technical service force related to the enoxaparin test as well as severing the Company’s own sales, marketing and distribution personnel. Research and development expenses decreased to $0 in the second quarter of 2004 compared to $1,230,000 in the same period in 2003 due to ceasing research and development during the first quarter of 2004 on all projects, which resulted in the elimination of the related personnel and project costs.

Net interest and other income (expense) for the quarter ended June 30, 2004, which is composed of interest income, interest expense and other income, was a net income of $21,000 compared to a net income of $13,000 in the first quarter of 2003. The increase was mainly due to a reduction in interest expense resulting from the Company’s repayment of its outstanding balance under its GE credit facility in March 2004. The Company also recognized $29,000 of license and royalty income from Tokuyama Soda Company Ltd. during the second quarter of 2004.

During the quarters ended June 30, 2004 and 2003, the Company paid a dividend to Series A preferred shareholders by issuing 152,777 and 19,322 shares of common stock respectively, representing a total dividend payment for accounting purposes valued at $73,000 and $112,000, respectively. The number of common stock dividend shares required to be issued is determined using the average of the closing prices of the common stock as reported on the principal trading exchange over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market price of the Company’s common stock on the dividend payment date to determine the amount recorded as the dividend for that period. In addition, for the quarters ended June 30, 2004 and 2003, the Company paid a dividend to Series B preferred shareholders by issuing 2,200 and 1,380 shares of Series B preferred stock, respectively. These shares are convertible into approximately 36,660 and 22,997 shares, respectively, of common stock, which numbers are multiplied by the closing market price of the Company’s stock on the dividend payment date to determine the amount recorded as the Series B dividend of $18,000 and $133,000, respectively.

Six Months Ended June 30, 2004 vs. June 30, 2003

Net product sales for the six months ended June 30, 2004 were $1,868,000 compared to $2,796,000 for the same period in 2003. Sales to Bayer represented approximately 99% of the Company’s product sales in both periods. The decrease in sales is primarily attributable to the Company’s termination of its distribution agreement with its sole distribution partner, Bayer, in March 2004 and the Company’s cessation of operations in connection therewith.

Development income was approximately $521,000 in the each of the periods ended June 30, 2004 and 2003. All of the development income recognized in these periods relates to collaboration payments previously received from Aventis Pharmaceuticals in 2000, 2001 and 2002. The Company is recognizing these payments into income over the period of the agreement in accordance with SAB 104.

Cost of goods sold for the six months ended June 30, 2004 was $1,109,000 compared to $1,652,000 in the comparable period in 2003. The decrease is primarily attributable to the Company’s cessation of operations in March 2004, including in particular the reduction in personnel costs as a result of workforce reductions effected in connection therewith

General and administrative expenses were $3,423,000 for the six months ended June 30, 2004 compared to $2,006,000 for the comparable period in 2003. These expenses were higher primarily due to increased legal expenses, principally related to the Company’s litigation with Aventis, and increased expenses related to severing employees during the first quarter of 2004, partially offset by decreased compensation and severance expense related workforce reductions which were completed and recognized in the first quarter of 2004. Sales and marketing expenses were $396,000 during the six months ended June 30, 2004 compared to $1,638,000 in the same period in 2003. The decrease is attributable the Company’s cessation of operations in March 2004 and the resulting termination of the Company’s contract sales and technical service force related to the enoxaparin test as well as severing the Company’s own sales, marketing and distribution personnel. Research and development expenses decreased to $374,000 during the six months ended June 30, 2004 compared to $2,493,000 in the same period in 2003 due to ceasing research and development during the first quarter of 2004 on all projects, which resulted in the elimination of the related personnel and project costs.

Net interest and other income (expense) for the six months ended June 30, 2004 was a net income of $107,000 compared to an expense of $18,000 for the comparable period in 2003. The increase was mainly due to a reduction in interest expense resulting from the Company’s payoff of its outstanding balance under its GE credit facility in March 2004.

During the six-month periods ended June 30, 2004 and 2003, the Company paid a dividend to Series A preferred shareholders by issuing 194,467 and 32,235 shares of common stock, respectively, representing a total dividend payment for accounting purposes valued at $173,000 and $235,000, respectively. The number of common stock dividend shares required to be issued is determined using the average of the closing prices of the common stock as reported on the principal trading exchange over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market price of the Company’s common stock on the dividend payment date to determine the amount recorded as the dividend for that period. In addition, for the six-month periods ended June 30,

2004 and 2003, the Company paid a dividend to Series B preferred shareholders by issuing 4,354 and 1,380 shares of Series B preferred stock, respectively. These shares are convertible into approximately 72,497 and 22,997 shares, respectively, of common stock, which numbers are multiplied by the closing market price of the Company’s stock on the dividend payment date to determine the amount recorded as the Series B dividend of $103,000 and $133,000, respectively.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash, cash equivalents and investments of $4.8 million and working capital of $3.4 million, as compared to $8.7 million and $7.1 million, respectively, at December 31, 2003. During the six months ended June 30, 2004, the Company used cash in operating activities of $2.8 million. The use of cash was primarily due to funding our net operating loss of $3.2 million, offset by non-cash charges for depreciation and amortization expense and the writedown of inventories. However, the net operating loss includes the amortization of deferred revenues of $772,000 in 2004 which do not provide cash in the current period.

During the first six months of 2004, the Company made $16,000 in expenditures related to maintaining the usefulness of its fixed assets and patents. The Company does not expect any significant ongoing capital expenditures.

Cash used in financing activities in the six months ended June 30, 2004 was due to payments on the Company’s debt and capital leases. The Company paid the remaining balance of its outstanding equipment loan from General Electric (GE) in the first quarter. The debt and capital lease paydown, including repaying the remainder of the GE debt during the period, totaled $1.1 million.

The Company sustained continuing operating losses in 2004 and 2003 and had an accumulated deficit of $82.3 million as of June 30, 2004. In December 2003, the Company announced that, due to continued legal action against Aventis and the impact of that litigation on the Company’s operations and prospects, it is seeking strategic alternatives, including the sale of its manufacturing operations. Because no willing and able buyer had yet to emerge as of March 2004, the Company terminated its distribution agreement with Bayer and ceased producing and selling all products at that time. The Company is continuing its search for a buyer and intends to continue seeking a buyer during 2004. The Company intends to pursue the lawsuit with Aventis with its existing funds, which total approximately $4.8 million as of June 30, 2004. The Company plans to eliminate capital and operating leases for office equipment by expending approximately $200,000. In addition, the Company terminated substantially all of its employees during the first quarter of 2004, resulting in severance costs of approximately $638,000 in the first quarter and virtually no severance costs during the second quarter. The Company will continue to lease its building in 2004, resulting in anticipated expense in the last six months of 2004 of approximately $198,000. The Company believes it has sufficient resources to fund its limited on-going operating costs and the litigation with Aventis through the anticipated trial date, which is expected to occur between the first and third quarters of 2005. However, there can be no assurance that such resources will be sufficient. Pending the outcome of the litigation, presently the Company does not expect to need nor does it intend to seek additional sources of financing.

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

Recent Accounting Pronouncements

In April 2004, the Emerging Issuance Task Force issued a census on EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128.” The EITF significantly expanded the notion of participation rights from previous practice. Issue 03-6 does not focus on a security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends (e.g., debt covenants or state law considerations on the payment of dividends). All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, should be considered for inclusion in the computation of basic earnings per share using the two-class method. The Company currently does not anticipate this standard to have a significant impact on its financial statements.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

(a) Disclosure controls and procedures (as defined in Rule 13a-15(e)) are designed only to provide assurance that they will meet their objectives. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

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

In March 2004, the court held a hearing on the Company’s motion for a preliminary injunction against Aventis. On April 29, 2004, the court issued an order denying the Company’s request for a preliminary injunction, but in denying the Company’s motion, the court made a judicial determination that two of Aventis’ advertising claims regarding Lovenox were “literally false.” First, the court found that Aventis’ claim that Lovenox “reaches therapeutic levels with ½ hour” of administration to be literally false. Second, the court found literally false Aventis’ claim that Lovenox was “therapeutic from dose one.” Although the court did not grant the Company’s request for a preliminary injunction, one of the reasons cited by the court for not enjoining these false advertising messages was that Aventis has discontinued using these false statements in its advertising. In particular, after the Company filed its false advertising lawsuit against Aventis in November 2003, almost immediately thereafter Aventis withdrew these statements from its advertising of Lovenox. In addition, the court found that certain disparaging statements made by Aventis representatives concerning the ENOX® test card were also literally false. Although the court elected not to issue a preliminary injunction, the court’s order ultimately leaves the issues in dispute for the jury to decide. The court also ruled on Aventis’ Motion for Summary Judgment in which Aventis essentially sought dismissal of the Company’s false advertising claims. In denying Aventis’ motion, the court noted that the Company had raised genuine issues of material fact concerning its claims against Aventis and, accordingly, the court ruled that the merits of this case should ultimately be evaluated by a jury. In order to prevail in a jury trial, the Company must prove a variety of factual issues as well as substantiate its calculation of damages. The Company intends to aggressively pursue the lawsuit to enforce its rights, and the Company expects the lawsuit could take a year or more to complete and consume significant time and expense.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 27, 2004. The following is a description of the matters voted upon at the meeting and the numbers of affirmative votes and negative votes cast with respect to each matter.

(a) The following persons were elected to our Board of Directors. The votes for, against (withheld) and abstentions were as follows:

Management Nominee	Votes For	Votes Withheld	Votes Abstained
John P. Funkhouser	7,702,541	552,259	0
John K. Pirotte	7,685,170	569,630	0
Stephen R. Puckett	7,684,970	569,830	0
James B. Farinholt Jr.	7,685,020	569,780	0
Richard M. Johnston (1)	7,710,770	544,030	0

(1)	Nominee designated by the Series B Preferred Stockholders

(b) The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004 with 7,950,018 shares voting for, 296,132 shares voting against and 8,650 shares abstaining.

Item 6. Exhibits

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PharmaNetics, Inc.

Date: August 13, 2004	By:	/s/ John P. Funkhouser
John P. Funkhouser
Chief Executive Officer and Chief Financial Officer