Form 10-Q
period 2004-09-30
PHARMANETICS INC
filed 2004-11-15
CIK 1072546

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2004
Common Stock, no par value	10,490,218

PHARMANETICS, INC.

PHARMANETICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,889	$8,463
Accounts receivable from related party	1	498
Other receivables, net of allowance for doubtful accounts of $21 and $2, respectively	1	54
Inventories	—	567
Other current assets	287	623

Total current assets	4,178	10,205

Property and equipment (available for sale)	4,047	4,656
Patent and intellectual property (available for sale)	384	403
Other noncurrent assets	4	3

Total assets	$8,613	$15,267

Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities:
Accounts payable	$64	$800
Accrued expenses	253	538
Deferred revenue, current portion	1,042	1,226
Current portion of long term debt and capital lease obligations	22	514

Total current liabilities	1,381	3,078

Noncurrent liabilities:
Deferred revenue, less current portion	1,216	2,065
Long-term debt and capital lease obligations, less current portion	10	617

Total noncurrent liabilities	1,226	2,682

Total liabilities	2,607	5,760

Series A convertible redeemable preferred stock, no par value; authorized 120,000 shares; 64,500 and 65,5000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (aggregate liquidation value at September 30, 2004 of $6,450,000)	5,360	5,443

Series B convertible redeemable preferred stock, no par value; authorized 130,000 shares; 107,954 and 101,354 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (aggregate liquidation value at September 30, 2004 of $10,795,400)	7,527	7,408

Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; 10,490,218 and 10,021,556 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	75,879	75,511
Accumulated deficit	(82,760)	(78,855)

Total shareholders’ equity	(6,881)	(3,344)

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$8,613	$15,267

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30 2004	September 30 2003	September 30 2004	September 30 2003
Revenues
Net product sales to related party	$—	$1,342	$1,688	$4,114
Net product sales to third parties	—	38	180	62
Grant/royalty income	—	—	29	20
Development income	261	261	782	782

Total revenues	261	1,641	2,679	4,978

Operating expenses:
Cost of goods sold	—	956	1,487	2,608
General and administrative	630	883	4,053	2,888
Sales and marketing	—	992	396	2,630
Research and development	—	828	374	3,322

Total operating expenses	630	3,659	6,310	11,448

Operating loss	(369)	(2,018)	(3,631)	(6,470)

Other income (expense):
Interest income	12	25	40	62
Interest expense	(1)	(31)	(27)	(102)
Other income (expense)	(5)	37	100	52

Total other income (expense)	6	31	113	12

Net and comprehensive loss	(363)	(1,987)	(3,518)	(6,458)

Dividends on preferred stock	110	284	386	652
Amortization of beneficial conversion feature on Series B convertible redeemable preferred stock	—	—	—	3,459

Net loss applicable to common shareholders	$(473)	$(2,271)	$(3,904)	$(10,569)

Basic and diluted net loss per common share	$(0.05)	$(0.23)	$(0.39)	$(1.08)

Average weighted common shares outstanding	10,249,665	9,815,957	10,120,195	9,766,308

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PHARMANETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(3,518)	$(6,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	615	1,338
Amortization of intangible and other assets	79	96
Loss (gain) on trading securities	92	(19)
Write-down of inventory to net realizable value	378	267
Change in operating assets and liabilities:
Accounts receivable	550	(81)
Inventories	189	(882)
Other assets	188	35
Accounts payable and accrued expenses	(1,020)	(639)
Deferred revenue	(1,033)	(612)

Net cash used in operating activities	(3,479)	(6,955)

Cash flows from investing activities:
Payments for purchase of property and equipment	(10)	(314)
Disposal of property and equipment	5	5
Costs incurred to obtain patents and intangibles	(6)	(85)
Proceeds from sale of investment	—	30

Net cash used in investing activities	(11)	(364)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,101)	(322)
Proceeds from issuance of Series B convertible redeemable preferred stock, Net of offering costs	—	8,655
Proceeds from common stock options exercised	17	37

Net cash (used in) provided by financing activities	(1,084)	8,370

Net (decrease) increase in cash and cash equivalents	(4,574)	1,051
Cash and cash equivalents at beginning of period	8,463	9,146

Cash and cash equivalents at end of period	$3,889	$10,197

Supplemental disclosure of noncash investing and financing activities:
Series A preferred stock dividends paid with common shares	$268	$348
Series B preferred stock dividends paid with preferred shares	$118	$304
Conversion of series A Preferred Stock into common stock	$83	$—
Amortization of beneficial conversion feature on Series B convertible, redeemable preferred stock	$—	$3,459

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

The Company sustained continuing operating losses in 2004 and 2003 and had an accumulated deficit of $82.7 million as of September 30, 2004. In December 2003, the Company announced that, due to continued legal action against Aventis and the impact of that litigation on the Company’s operations and prospects, it is seeking strategic alternatives, including the sale of its manufacturing operations. Because no willing and able buyer had yet to emerge as of March 2004, the Company terminated its distribution agreement with Bayer and ceased producing and selling all products at that time. The Company is continuing its search for a buyer and intends to continue seeking a buyer during 2004 and 2005 as needed. The Company intends to pursue the lawsuit with Aventis with its existing funds, which total approximately $4.1 million as of September 30, 2004. The Company plans to eliminate capital and operating leases for office equipment by expending approximately $200,000. In addition, the Company terminated substantially all of its employees during the first quarter of 2004, resulting in severance costs of approximately $638,000 in the first quarter and virtually no severance costs since that period. The Company will continue to lease its building in 2004, resulting in anticipated expense in the last three months of 2004 of approximately $99,000. The Company believes it has sufficient resources to fund its limited on-going operating costs and the litigation with Aventis through the anticipated trial date, which is expected to occur between the first and third quarters of 2005. However, there can be no assurance that such resources will be sufficient. Pending the outcome of the litigation, presently the Company does not expect to need nor does it intend to seek additional sources of financing.

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

Note 2. Revenue Recognition

While in operation, the Company recorded revenue from the sale of products when an arrangement existed, the product had been delivered or services had been rendered (transfer of risk occurs), the price was fixed and determinable and collectibility was reasonably assured. For all products except the Enox test, the Company recorded revenue from product sold to Bayer, then the Company’s sole distribution partner and largest customer, when the above elements existed and specifically upon transfer of risk (at delivery) to Bayer. Delivery occurred at the point of shipment and title legally passed at that time. Bayer assumed all risk of loss once title passed and took ownership of the finished inventory and held it for resale to hospitals. The Company did not retain any additional performance obligation with respect to the product once the product had been manufactured and transferred to Bayer. The product, except in the case of defects, is not returnable and there has not been a history of defective product returns. A standard pricing model had been in place and the Company does not offer price protection or rights of return. The Company recorded product revenue from the sale of the Enox test upon shipment of the product to the hospital. The Company invoiced Bayer at the shipment date, netting a 10% commission paid to Bayer (for administration and collection services) against the product revenue to be recognized in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Bayer was responsible for invoicing and collecting from the hospital and paid the Company regardless of whether it collected from the hospital.

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

Note 3. Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4. Inventory

Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$1,495	$2,013
Work in process	—	135
Finished goods	134	571
Reserve	(1,629)	(2,152)

	$—	$567

As a result of ceasing operations, the Company recorded a write-down in the quarter ended March 31, 2004 to reduce its inventories from standard cost to its estimated net realizable value.

Note 5. Property and Equipment

Property and equipment costs are capitalized and are depreciated using the straight-line method over their estimated useful lives. In accordance with SFAS 144, the Company ceased depreciation of the property and equipment as of April 1, 2004 based on the Company holding these assets for sale.

Note 6. Patents and Intellectual Property

Patents and intellectual property costs are capitalized and are amortized using the straight-line method over their estimated useful lives. In accordance with SFAS 144, the Company ceased amortization of the patents and intellectual property as of April 1, 2004 based on the Company holding these assets for sale.

Note 7. Loss Per Common Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”), the Company is required to present both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS for the Company’s quarters and year-to-date periods ended September 30, 2004 and 2003, because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. The number of potential common shares (represented by shares issuable upon the exercise or conversion of outstanding options, warrants and convertible preferred stock) as of September 30, 2004 and 2003 totaled 3,769,908 and 4,694,115, respectively.

Note 8. Preferred Stock

Series A Convertible Redeemable Preferred Stock

During 2000, the Company completed a private placement of 120,000 shares of Series A convertible preferred stock (“Series A”), resulting in net proceeds to the Company of $11,220,000. The Company also issued five-year warrants to acquire 240,000 shares of common stock at $10.00 per share. Approximately $1,275,000 of the net proceeds was allocated to the warrants based on their relative fair value as computed by using the Black-Scholes pricing model. The Series A has an annual dividend of 6% payable quarterly in cash or in shares of common stock at the option of the Company. The number of common stock dividend shares to be issued at each quarterly dividend date are determined using the average of the closing prices (or average of the closing bid or sales prices, whichever is applicable, in the case shares are traded over the counter) of the common stock on the Company’s principal trading market over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market value of PharmaNetics common stock on the payment date to determine the amount recorded as the dividend in the financial statements. For the quarter ended September 30, 2004, the Series A dividend was paid by issuing 243,196 shares of common stock and was recorded at the fair value of the common stock on the dividend payment date of September 30, 2004.

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

Series B Convertible Redeemable Preferred Stock

During May 2003, the Company completed a private placement of 95,800 shares of Series B convertible redeemable preferred stock (“Series B”), resulting in net proceeds to the Company of approximately $8,700,000. The Company also issued five-year warrants to acquire 542,865 shares of common stock at $7.20 per share. Approximately $1,671,000 of the net proceeds was allocated to the warrants based on their relative fair value as computed using the Black-Scholes pricing model. The Series B has an annual dividend of 8.5% payable quarterly for the first nine quarters in additional shares of Series B preferred stock and thereafter quarterly in cash or in shares of common stock at the option of the Company. The number of preferred stock dividend shares to be paid for each full quarterly period will equal 2.125% of the Series B shares outstanding on each dividend date. Any shares of common stock issued in payment of dividends after September 2005 will be valued at 90% of the volume weighted average of the closing prices of the common stock over the 30 days prior to any given quarterly dividend date, as reported on the principal trading market on which the Company’s common stock is traded. For the quarter ended September 30, 2004, the Series B dividend was paid by issuing 2,246 shares of Series B preferred stock. These shares are convertible into approximately 37,434 shares of common stock, which number is multiplied by the closing market price of PharmaNetics stock on the dividend payment date of September 30, 2004 to determine the amount recorded for accounting purposes as the Series B dividend.

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

The holders of the Series B have the right to require the Company to redeem all or any outstanding Series B preferred upon a change of control event, as defined. Pari passu with the Series A holders, Series B holders have a liquidation preference equal to the greater of (i) an amount per share that holders would have received if all shares of the Series B preferred had been converted into common stock immediately prior to a liquidation event or (ii) $100 per preferred share (totaling $10,795,400) plus any accrued but unpaid dividends then held, such amounts subject to customary adjustments. The liquidation preference is payable upon a liquidating event, including a change in control of the Company, thus the Series B is carried in the mezzanine section of the balance sheet. The holders also have the right to vote together with the common stock with each share of Series B entitled to approximately 14.04 votes.

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

Note 10. Accrued Expenses

At September 30, 2004 and December 31, 2003, the Company had accrued $0 and $130,000 respectively, related to severance payments to employees terminated as a result of the Company ceasing operations. This amount is included within accrued expenses.

Note 11. Debt

During the quarter ended March 31, 2004, the Company paid the remaining balance of its outstanding equipment loan from General Electric (GE). Total debt and capital lease paydown, including repaying the remainder of the GE debt, totaled $1.1 million during the first quarter of 2004.

Note 12. Development Income and Deferred Revenue

The Company recognizes development income in accordance with SEC Staff Accounting Bulletin No. 104. Under SAB 104, payments received under collaboration agreements are deferred and recognized as income over the period of the respective agreements. Historically, the Company has received payments as part of collaboration agreements with other entities. Revenue recognized related to collaboration agreements for the quarters ended September 30, 2004 and 2003 were $261,000. At September 30, 2004, total payments received but deferred to future periods was $2,258,000. These amounts will be amortized through 2006.

Note 13. Significant Customers and Related Party

During the quarters ended September 30, 2004 and 2003, the Company had sales to Bayer totaling $0 and $1,342,000, respectively, representing 0% and 97% of total product revenues for the respective periods.

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

For purposes of the proforma disclosures required for the quarter ended September 30, 2004, no stock option grants were made and no stock-based compensation expense was recorded in the third quarter of 2004. For the three months and nine months ended September 30, 2004, the following table summarizes the net loss and stock-based compensation expense, as reported, compared to pro forma amounts had the fair value method been applied:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss attributable to common shareholders, as reported	$(473,000)	$(3,904,000)	$(2,271,000)	$(10,569,000)
Net loss per basic and diluted share, as reported	$(0.05)	$(0.39)	$(0.23)	$(1.08)
Stock based compensation based on fair value method	$0	$(5,230)	$(266,396)	$(947,365)
Pro forma net loss using fair value method	$(473,000)	$(3,909,230)	$(2,537,396)	$(11,516,365)
Pro forma net loss per basic and diluted share	$(0.05)	$(0.39)	$(0.26)	$(1.18)

Note 15. Legal Proceedings

In November 2003, the Company filed a lawsuit in the United States District Court of the Eastern District of North Carolina against Aventis Pharmaceuticals, Inc., the wholly-owned subsidiary of French pharmaceutical company, Aventis. The lawsuit alleges that Aventis has engaged in false and misleading advertising of its second largest drug, Lovenox®, which has damaged the Company’s sales of its Enox test card, a rapid point-of-care test developed in cooperation with Aventis to enhance the way Lovenox is managed in the cardiac community. In addition to claims of false advertising, the Company’s complaint includes allegations of tortious interference, fraud and breach of contract. Aventis has filed counterclaims against the Company alleging slander, libel, product disparagement, breach of contract and related claims. The Company believes these counterclaims are without merit and intends to defend against them vigorously. As part of the lawsuit, the Company requested that the court enter a preliminary injunction against Aventis to prevent Aventis from falsely advertising Lovenox.

In March 2004, the court held a hearing on the Company’s motion for a preliminary injunction against Aventis. In April 2004, the court issued an order denying the Company’s request for a preliminary injunction, but in denying the Company’s motion, the court made a judicial determination that two of Aventis’ advertising claims regarding Lovenox were “literally false.” First, the court found that Aventis’ claim that Lovenox “reaches therapeutic levels within 1/2 hour” of administration to be literally false. Second, the court found literally false Aventis’ claim that Lovenox was “therapeutic from dose one.” Although the court did not grant the Company’s request for a preliminary injunction, one of the reasons cited by the court for not enjoining these false advertising messages was that Aventis has discontinued using these false statements in its advertising. In particular, after the Company filed its false advertising lawsuit against Aventis in November 2003, almost immediately thereafter Aventis withdrew these statements from its advertising of Lovenox.

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

Note 17. Subsequent Events

Based on events occurring subsequent to September 30, 2004, in November 2004 the Company reassessed its valuation for its property and equipment held for sale, which assets are valued at approximately $4,047,000 on the balance sheet as of September 30, 2004. As part of this reassessment, the Company has determined that approximately $3,000,000 of leasehold improvements are likely no longer recoverable. Accordingly, the Company expects that it will likely record a write-down of the carrying amount of such assets of approximately $3,000,000 in the quarter ending December 31, 2004. In addition, the Company is updating its assessment of the carrying value of an additional approximately $1,000,000 of other property and equipment currently held for sale. The Company expects that at least a portion of those assets will be further written down to a lower net realizable value during the quarter ending December 31, 2004.

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

The following discussion should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include its wholly-owned subsidiary, Cardiovascular Diagnostics, Inc., or CVDI.

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

Overview

The Company has derived income from the following sources: TAS product sales, interest income, and development income recognized in connection with collaboration agreements. Product sales have mainly consisted of the Company’s routine test cards, the PT, aPTT, HMT, HTT, PRT and LHMT tests along with the related controls and analyzers. These products were distributed under a global distribution agreement with Bayer Diagnostics. In August 1998, the Company signed a five-year global distribution agreement, subject to minimum annual sales, with Chiron Diagnostics, now Bayer Diagnostics, to distribute the products. At that time and under a separate purchase agreement, the Company received an up-front investment of $6 million from Bayer in exchange for 600,000 shares of common stock, all of which were recorded as an increase to stockholder’s equity. Under that agreement, Bayer agreed to purchase minimum quantities of the Company’s products covered by the agreement at pre-determined prices. The prices charged to Bayer were variable depending on purchase volumes. Subsequently, in April 2001, Bayer purchased 1,450,000 shares of common stock at a negotiated price of $12 per share, representing a negotiated premium to market price at that time, for $17.4 million, all of which was recorded as an increase to stockholder’s equity. At that time, this investment increased Bayer’s ownership percentage in the Company from approximately 7% to 19.9%. In connection with the 2001 investment, the Company entered into an amended distribution agreement with Bayer to replace the previous distribution agreement. Under the terms of the amended agreement, Bayer agreed to purchase, at the same pre-determined prices as in the original distribution agreement, the same products as covered by the original agreement. For these products distributed by Bayer, Bayer would send monthly purchase orders and the Company would transfer ownership of the product to and receive payment from Bayer. As requested by Bayer, and in accordance with Bayer’s pre-determined delivery schedule, upon receipt of the committed purchase order, the Company would produce and transfer the product into Bayer’s segregated warehouse facility at the Company. The Company did not retain any specific performance obligation with respect to product once it was completed and transferred to the segregated warehouse space. The Company sold this product to Bayer at the pre-determined prices set forth in the amended distribution agreement and Bayer took ownership of and assumed all risk for the inventory upon transfer and then held it for resale. Bayer does not have any right to return unsold product and has no history of requesting return. Assuming full conversion of outstanding preferred stock into common stock, Bayer now owns approximately 17% of the Company’s outstanding shares and maintains the right to designate one nominee for election to the Company’s board of directors. Currently, no representative from Bayer is a member of the Company’s board of directors, although it retains the right to name a designee in the future.

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

By the end of June 2004, the Company had ceased developing, producing and selling all of its products and had terminated substantially all of its employees except its chief executive officer, who is being retained to manage the litigation against Aventis until it is completed or settled and to continue to seek a buyer of the Company’s operations, manufacturing assets and intellectual property. The Company has engaged a firm, on an outsourced basis, to handle certain of its remaining administrative and accounting functions.

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

Revenue Recognition

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed and determinable and collectibility is reasonably assured. Substantially all of the Company’s product sales prior to the cessation of operations were made to the Company’s distributor, Bayer. The Company’s distribution agreement with Bayer was terminated in March 2004, thereby resulting in substantially no revenues in subsequent quarters. Income under license and development agreements is recognized over the anticipated period of the agreements with the collaborators, in accordance with SEC Staff Accounting Bulletin No. 104 (SAB 104). SAB 104 clarifies conditions to be met to recognize up-front non-refundable payments. Such payments are recognized over the life of the related agreement unless the payment relates to products delivered or services performed that represent the completion of the earnings process. Payments received but not recognized into income in the year of receipt are deferred and recognized over the period of the respective agreements. The Company has recognized revenue related to the development agreement with Aventis. The Company is recognizing revenue related to the Aventis development contract, which was entered into in 2000. Previous milestone payments from Aventis, which are non-refundable, remain deferred because even though the Company’s development agreement with Aventis has been terminated, the Company remains under obligation not to develop another test card that would compete with Aventis through November 2006. The Company is recognizing development income from Aventis on a straight-line basis through November 2006.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. The Company assesses its inventory on a periodic basis and recognizes reserves when necessary. As a result of the Company’s cessation of operations and the termination of its distribution agreement with Bayer in March 2004, the Company determined that excess inventories existed at March 31, 2004 that will not be consumed or sold in the ordinary course of business. The Company recorded a write-down of its inventories of $378,000 in the quarter ended March 31, 2004 to reduce them to their net realizable value of zero. There were no inventory write downs in subsequent quarters, because the net realizable value of the inventory has already been reduced to zero.

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

Results of Operations

The Company had no operating revenue in the three months ended September 30, 2004 and does not expect to have any significant operating revenue following the cessation of operations in March 2004. During the three months ended September 30, 2004, the Company continued to reduce its operating expenses, primarily because such expenses were focused almost exclusively on the Aventis litigation, potential sale of assets and maintaining the Company’s financial reporting obligations. The Company expects operating expenses will continue to be focused almost exclusively on these items for the foreseeable future.

Assets Held for Sale

The Company holds its property and equipment and patents and intellectual property as held for sale from and after April 2004. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company records its assets at the lower of its carrying amount or fair value less cost to sell and does not depreciate or amortize the assets while it is classified as held for sale.

Three Months Ended September 30, 2004 vs. September 30, 2003

Net product sales for the quarter ended September 30, 2004 were $0 compared to $1,380,000 in the same period in 2003. Sales to Bayer represented 97% of the Company’s product sales in the quarter ended September 30, 2003. The decrease in sales is attributable to the Company’s termination of its distribution agreement with its sole distribution partner, Bayer, in March 2004 and the Company’s cessation of operations in connection therewith.

Development income was $261,000 in the quarters ended September 30, 2004 and 2003. All of the development income recognized in these quarters relates to collaboration payments previously received from Aventis Pharmaceuticals in 2000, 2001 and 2002. The Company is recognizing these payments into income over the period of the agreement in accordance with SAB 104.

Cost of goods sold for the quarter ended September 30, 2004 was $0 compared to $956,000 in the comparable period in 2003. The decrease is attributable to the Company’s cessation of operations in March 2004, including in particular the decrease in personnel costs as a result of workforce reductions effected in connection therewith.

General and administrative expenses were $630,000 in the third quarter of 2004 compared to $883,000 for the comparable period in 2003. These expenses were lower due to decreased compensation and severance expense related to workforce reductions that were completed and recognized in the first quarter of 2004, partially offset by increased legal expenses of approximately $135,000 related to the Company’s litigation with Aventis. In addition, depreciation expense decreased to $0 in the third quarter of 2004 compared to $469,000 in the same period in 2003 because fixed assets and patents are being held for sale during the 2004 period. Sales and marketing expenses were $0 in the third quarter of 2004 compared to $992,000 in the same period in 2003. The decrease is attributable the Company’s cessation of operations in March 2004 and the resulting termination of the Company’s contract sales and technical service force related to the enoxaparin test as well as severing the Company’s own sales, marketing and distribution personnel. Research and development expenses decreased to $0 in the third quarter of 2004 compared to $828,000 in the same period in 2003 due to ceasing research and development during the first quarter of 2004 on all projects, which resulted in the elimination of the related personnel and project costs.

Net interest and other income (expense) for the quarter ended September 30, 2004, which is composed of interest income, interest expense and other income, was income of $6,000 compared to income of $31,000 in the third quarter of 2003. The decrease was mainly due to a gain on the sale of assets in the 2003 period and a $5,000 loss on the Company’s Supplemental Executive Retirement Plan in the 2004 period, partially offset by a reduction in interest expense resulting from the Company’s repayment of its outstanding balance under its GE credit facility in March 2004.

During the quarters ended September 30, 2004 and 2003, the Company paid dividends to Series A preferred shareholders by issuing 243,196 and 22,942 shares of common stock respectively, representing a total dividend payment for accounting purposes valued at $95,000 and $114,000, respectively. The number of common stock dividend shares required to be issued is determined using the average of the closing prices of the common stock as reported on the principal trading exchange over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market price of the Company’s common stock on the dividend payment date to determine the amount recorded as the dividends for that period. In addition, for the quarters ended September 30, 2004 and 2003, the Company paid dividends to Series B preferred shareholders by issuing 2,246 and 2,065 shares of Series B preferred stock, respectively. These shares are convertible into approximately 37,434 and 34,417 shares, respectively, of common stock, which numbers are multiplied by the closing market price of the Company’s stock on the dividend payment date to determine the amount recorded as the Series B dividend of $15,000 and $170,000, respectively.

Nine Months Ended September 30, 2004 vs. September 30, 2003

Net product sales for the nine months ended September 30, 2004 were $1,868,000 compared to $4,176,000 for the same period in 2003. Sales to Bayer represented approximately 99% of the Company’s product sales in both periods. The decrease in sales is primarily attributable to the Company’s termination of its distribution agreement with its sole distribution partner, Bayer, in March 2004 and the Company’s cessation of operations in connection therewith.

Development income was approximately $782,000 in the each of the periods ended September 30, 2004 and 2003. All of the development income recognized in these periods relates to collaboration payments previously received from Aventis Pharmaceuticals in 2000, 2001 and 2002. The Company is recognizing these payments into income over the period of the agreement in accordance with SAB 104.

Cost of goods sold for the nine months ended September 30, 2004 was $1,109,000 compared to $2,608,000 in the comparable period in 2003. The decrease is primarily attributable to the Company’s cessation of operations in March 2004, including in particular the reduction in personnel costs as a result of workforce reductions effected in connection therewith.

General and administrative expenses were $4,053,000 for the nine months ended September 30, 2004 compared to $2,888,000 for the comparable period in 2003. These expenses were higher primarily due to increased legal expenses related to the Company’s litigation with Aventis of $912,000 in the 2004 period, and increased expenses related to severing employees during the first quarter of 2004 of $841,000, partially offset by decreased compensation and severance expense related workforce reductions which were completed and recognized by the end of the first quarter of 2004. Sales and marketing expenses were $396,000 during the nine months ended September 30, 2004 compared to $2,630,000 in the same period in 2003. The decrease is attributable the Company’s cessation of operations in March 2004 and the resulting termination of the Company’s contract sales and technical service force related to the enoxaparin test as well as severing the Company’s own sales, marketing and distribution personnel. Research and development expenses decreased to $374,000 during the nine months ended September 30, 2004 compared to $3,322,000 in the same period in 2003 due to ceasing research and development during the first quarter of 2004 on all projects, which resulted in the elimination of the related personnel and project costs.

Net interest and other income (expense) for the nine months ended September 30, 2004 was income of $113,000 compared to net income of $12,000 for the comparable period in 2003. The increase was mainly due to a reduction in interest expense resulting from the Company’s payoff of its outstanding balance under its GE credit facility in March 2004.

During the nine-month periods ended September 30, 2004 and 2003, the Company paid dividends to Series A preferred shareholders by issuing 437,663 and 55,177 shares of common stock, respectively, representing a total dividend payment for accounting purposes valued at $268,000 and $348,000, respectively. The number of common stock dividend shares required to be issued is determined using the average of the closing prices of the common stock as reported on the principal trading exchange over the 30-day period ending three days prior to the end of each quarter. The number of shares to be issued is then multiplied by the closing market price of the Company’s common stock on the dividend payment date to determine the amount recorded as the dividend for that period. In addition, for the nine-month periods ended September 30, 2004 and 2003, the Company paid dividends to Series B preferred shareholders by issuing 6,600 and 3,445 shares of Series B preferred stock, respectively. These shares are convertible into approximately 110,002 and 57,418 shares, respectively, of common stock, which numbers are multiplied by the closing market price of the Company’s stock on the dividend payment date to determine the amount recorded as the Series B dividend of $118,000 and $304,000, respectively.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash, cash equivalents and investments of $4.1 million and working capital of $2.8 million, as compared to $8.7 million and $7.1 million, respectively, at December 31, 2003. During the nine months ended September 30, 2004, the Company used cash in operating activities of $3.5 million. The use of cash was primarily due to funding our net operating loss of $3.6 million and to the payment of approximately $0.7 million of accounts payable.

During the first nine months of 2004, the Company had $16,000 in expenditures related to maintaining the usefulness of its fixed assets and patents. The Company does not expect any significant ongoing capital expenditures.

Cash used in financing activities in the nine months ended September 30, 2004 was due to payments on the Company’s debt and capital leases. The Company paid the remaining balance of its outstanding equipment loan from General Electric (GE) in the first quarter of 2004. The debt and capital lease paydown, including repaying the remainder of the GE debt during the period, totaled $1.1 million.

The Company sustained continuing operating losses in 2004 and 2003 and had an accumulated deficit of $82.7 million as of September 30, 2004. In December 2003, the Company announced that, due to continued legal action against Aventis and the impact of that litigation on the Company’s operations and prospects, it is seeking strategic alternatives, including the sale of its manufacturing operations. Because no willing and able buyer had yet to emerge as of March 2004, the Company terminated its distribution agreement with Bayer and ceased producing and selling all products at that time. The Company is continuing its search for a buyer and intends to continue seeking a buyer during 2004 and 2005 as needed. The Company intends to pursue the lawsuit with Aventis with its existing funds, which total approximately $4.1 million as of September 30, 2004. The Company plans to eliminate capital and operating leases for office equipment by expending approximately $200,000. In addition, the Company terminated substantially all of its employees during the first quarter of 2004, resulting in severance costs of approximately $638,000 in the first quarter and virtually no severance costs since that period. The Company will continue to lease its building in 2004, resulting in anticipated expense in the last three months of 2004 of approximately $99,000. The Company believes it has sufficient resources to fund its limited on-going operating costs and the litigation with Aventis through the anticipated trial date, which is expected to occur between the first and third quarters of 2005. However, there can be no assurance that such resources will be sufficient. Pending the outcome of the litigation, presently the Company does not expect to need nor does it intend to seek additional sources of financing.

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

Part II. Other Information

Item 1. Legal Proceedings

In November 2003, the Company filed a lawsuit in the eastern district of North Carolina against Aventis. The Company, in cooperation with Aventis, has developed the Enox test, which the Company believes enhances the way Lovenox®, a popular anti-blood clotting drug marketed by Aventis, currently is managed. The Company believes the test has the potential to facilitate the drug’s use in patients in the cardiac community who stand to benefit from its use. Aventis collaborated with the Company in a multi-million dollar project in which it made milestone payments to the Company to develop and co-promote the test together with Lovenox for targeted patient populations. The lawsuit alleges that Aventis has engaged in false and misleading advertising of Lovenox, which damaged the Company’s efforts to market and sell the Enox test card. The lawsuit also alleges that Aventis has failed to fulfill its obligation to promote the test and is systematically and falsely advising physicians that the test is not necessary through its claims that Lovenox requires “no monitoring” and is “therapeutic from dose one.” In addition to claims of false advertising, the Company’s complaint includes allegations of tortious interference, fraud and breach of contract. Aventis has filed counterclaims against the Company alleging slander, product disparagement, breach of contract and related claims. The Company believes these counterclaims are without merit and intends to defend against them vigorously. As part of the lawsuit, the Company requested that the court enter a preliminary injunction against Aventis to prevent Aventis from falsely advertising Lovenox.

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

PharmaNetics, Inc.

Date: November 12, 2004	By:	/s/ John P. Funkhouser
John P. Funkhouser
Chief Executive Officer and Chief Financial Officer